Form 10QSB
period 1999-09-30
STOCKUP COM INC
filed 1999-11-30
CIK 1083846

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X}     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-26975

StockUp.com, Inc.

----------------------------------------------------------------
(Exact name of Registrant as specified in its charter)
 Nevada                                88-0417949

--------------------------        ------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporated or organization)         Identification Number)

333 North Rancho Drive, Ste. 900
Las Vegas, NV  89106

-----------------------------------------------------------
(Address of principal executive offices)

(702) 648-6400

-----------------------------------------------------------
(Registrant's telephone number, including area code)

Not applicable

-----------------------------------------------------------

(Former name, former address and former fiscal year, if changed, since last report.)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES x/. NO .

Number of shares of Common Stock outstanding at November 23, 1999:

Common Stock, par value $0.001 per share        12,918,271

---------------------------------------    ------------



STOCKUP.COM, INC.

INDEX

PART 1.           FINANCIAL INFORMATION

Page No.

Item 1.           Financial Statements

Balance Sheet as of  September 30, 1999 (Unaudited) 2

Statements of Operations for the Three Months Ended September 30, 1999 and period from February 3, 1999 (inception) to September 30, 1999 (Unaudited) 3

Consolidated Statement of Cash Flow for the Period from February 3, 1999 (inception) to September 30, 1999 (Unaudited) 4

Notes to the Unaudited Consolidated
Financial Statements                                6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                         17

PART II.                OTHER INFORMATION

Item  1.          Legal Proceedings                          20

Item  2.          Changes in Securities and Use of Proceeds  20

Item  3.          Defaults Upon Senior Securities            20

Item  4.          Submission of Matters to a Vote of Security Holders   20

Item  5.          Other Information                          20

Item  6.          Exhibits and Reports on Form 8-K

(a) Exhibits                                                 20
(b) Reports on Form 8-K                                      20

STOCKUP.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET
September 30, 1999 (unaudited)

                                     ASSETS

                               September 30, 1999

                                   (unaudited)

Current assets

     Cash and cash equivalents     $440,345
     Notes receivable - employee    32,800
     Prepaid services               56,922
     Prepaid expenses               28,564

                     Total currents assets       558,631

Furniture and Equipment, net                     600,886
Other assets                                      67,756

                              Total assets    $1,227,273

                LIABILITIES & STOCKHOLDER'S EQUITY

Current liabilities

      Accounts payable and accrued expenses     $742,961

                    Total current liabilities    742,961

Stockholders' equity
        Common stock, $0.001 par value

                    50,000,000 shares authorized
                    12,862,080 (unaudited) issued
                    and outstanding               12,862

      Additional paid-in capital               6,425,064
      Deficit accumulated during
      the development stage                   (5,953,614)

          Total stockholder's equity            $484,312

Total liabilities and stockholder's equity    $1,227,273

The accompanying notes are an integral part of these financial statements.

STOCKUP.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

For the Period from February 3, 1999 (Inception) to September 30, 1999 and For the three Months Ended September 30, 1999 (unaudited)

                                              For the
                                            Period from

                           For the          February 3,
                         Three Months          1999

                            Ended          (Inception) to
                         September 30,      September 30,

                            1999               1999
                         (unaudited)        (unaudited)

Selling, general,       $2,552,652         $4,496,318

and administrative

expenses

Loss from operations    (2,552,652)        (4,496,318)

Other income (expense)

      Interest income        8,292              17,557
      Miscellaneous income     660                 660
      Forgiveness of debt        -              81,822
      Financing expense          -          (1,557,335)

Total other income (expense) 8,952          (1,457,296)

Net Loss              $ (2,543,700)        $(5,953,614)

Basic loss per share        $(0.20)             $(0.47)

Dilutes loss per share      $(0.20)             $(0.47)

Weighted-average         12,733,328         12,613,188
shares outstanding

The accompanying notes are an integral part of these financial statements.

STOCKUP.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

For the Period from February 3, 1999 (Inception) to September 30, 1999
(unaudited)

                      For the Period from February 3, 1999

                        (Inception) to September 30, 1999

                                   (unaudited)

Cash flows from operating activities

  Net loss                                                       $(5,953,614)

Adjustments to reconcile net loss to net cash used in operating activities

      Depreciation and amortization                                   126,699
      Common stock issued for services                                100,000
      Financing expense recognized for issuing
        below-market warrants                                         693,000
      Financing expense recognized for issuing

        below-market stock options                                    864,335
      Compensation expense recognized for issuing

        below-market stock options                                    455,115

(Increase) decrease  in

  Notes receivable - employee                                         (32,800)
  Prepaid expenses                                                    (28,564)
  Prepaid services                                                    (56,922)
  Other assets                                                        (67,756)
Increase (decrease) in

  Accounts payable and accrued expenses                                742,961

Net cash used in operating activities                               (3,157,546)

Cash flows from investing activities

 Purchase of furniture and equipment                                  (359,407)

Net cash used in investing activities                                 (359,407)

Cash flows from financing activities

 Proceeds from issuance of common stock, net of offering costs        1,057,298
 Proceeds from private placement of common stock                      3,200,000
 Offering costs                                                       (300,000)

Net cash provided by financing activities                             3,957,298

The accompanying notes are an integral part of these financial statements.

STOCKUP.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Continued)

For the Period from February 3, 1999 (Inception) to
September 30, 1999 (Unaudited)

                      For the Period from February 3, 1999

                        (Inception) to September 30, 1999

                                   (unaudited)

Net increase in cash and cash equivalents                         $440,345

Cash and cash equivalents, beginning of period                           -

Cash and cash equivalents, end of period                           $440,345



Supplement disclosures of cash flow information

During the period from February 3, 1999 (inception) to September 30, 1999 the Company paid no income taxes or interest.

Supplemental schedule of non-cash investing and financing activities During the period from February 3, 1999 (inception) to September 30, 1999 the Company acquired furniture and equipment valued at $368,178 in exchange for 9,000,000 shares of the Company's common stock. The equipment is recorded as furniture and equipment on the accompanying balance sheet.

The accompanying notes are an integral part of these financial statements.

STOCKUP.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

For the Period from February 3, 1999 (Inception) to September 30, 1999 and For the Three Months Ended September 30, 1999 (unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

StockUp.com, Inc. (the "Company") was incorporated in Nevada on February 18, 1999 and is developing second-generation Internet technology(tm) products that will be licensed to other websites and distributed to end users. The company's products offer the end user increased levels of customization and interactivity Websites deploying the technology will benefit from increased traffic, enhanced user retention, and the ability to build targeted aggregate marketing profiles of users.

Courtleigh Capital, Inc. ("Courtleigh"), a Kansas corporation was first incorporated under the laws of the State of Colorado as ANCR, Inc. on July 30, 1985. On July 23, 1987, ANCR, Inc. changed its name to CEA Lab, Inc. and on October 16, 1995 reincorporated in the State of Kansas as CEA Lab, Inc. On September 12, 1997, it amended its articles to change its name to Courtleigh Capital, Inc. Courtleigh Capital, Inc. commenced trading during December, 1998 under the symbol CTHL on the Over the Counter/Bulletin Board. On February 2, 1999, Courtleigh Capital, Inc. changed its name to StockUp.com, Inc. StockUp.com, Inc. a Kansas corporation, formerly Courtleigh Capital, Inc. was reincorporated in the State of Nevada utilizing the name StockUp.com, Inc. (the term the "Company" shall refer to the surviving Nevada corporation). The Company changed its trading symbol to SKUP effective as of February 22, 1999.

On December 30, 1998, Marketing Direct Concepts, Inc. ("MDC"), a Nevada corporation, entered into an Asset Purchase and Escrow Agreement, whereby it sold assets and liabilities, valued at $368,178, to the Company in exchange for 9,000,000 shares of Courtleigh's common stock.

Courtleigh had minimal assets and liabilities at the date of the acquisition and did not have operations prior to the acquisition. Therefore, no pro forma information is presented.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, during the period from February 3, 1999 (inception) to September 30, 1999 and the three months ended September 30, 1999 the Company incurred net losses of $5,953,614 (unaudited) and $2,543,700
(unaudited), respectively, and it had negative cash flows from operations of $3,157,546 (unaudited) for the period from February 3, 1999 to September 30, 1999. These factors raise substantial doubt about the Company's ability to 2000.

Continue as a going concern.

The accompanying notes are an integral part of these financial statements.

STOCKUP.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

For the Period from February 3, 1999 (Inception) to September 30, 1999 and For the Three Months Ended September 30, 1999 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued)

Basis of Presentation (Continuation)

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the Company achieving a level of sales adequate to support the Company's cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheets is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

In addition to the capital raised as of September 30, 1999 through private equity offerings, (See Note 5) the Company is currently negotiating with certain investors about raising additional capital through private placement offerings. Unless the Company raises additional funds, either by debt or equity issuances, management believes that its current cash on hand will be insufficient to cover its working capital needs until the Company's sales volume reaches a sufficient level to cover operating expenses.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

Development Stage Enterprise

The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

The accompanying notes are an integral part of these financial statements

STOCKUP.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

For the Period from February 3, 1999 (Inception) to September 30, 1999 and For the Three Months Ended September 30, 1999 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the three months ended September 30, 1999 were $824,750. Advertising costs for the period from February 3, 1999 (inception) to September 30, 1999 were $938,771 (unaudited).

Furniture and Equipment

Furniture and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over estimated useful lives as follows:

Furniture and equipment             7 years
Computer hardware and software      3 years
Leasehold Improvements  10 months (lease term)

Maintenance and minor replacements are charged to expense as incurred. Leasehold improvements are amortized over the lease period or the useful life of the asset, whichever is shorter.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. To date, no impairment has occurred.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

The accompanying notes are an integral part of these financial statements.

STOCKUP.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

For the Period from February 3, 1999 (Inception) to September 30, 1999 and For the Three Months Ended September 30, 1999 (unaudited) OTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss per Share

For the period from February 3, 1999 (inception) to September 30, 1999 and for the three months ended September 30, 1999, the Company adopted SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional outstanding common shares were dilutive.

For the period from February 3, 1999 (inception) to September 30, 1999 and the three months ended September 30, 1999, the Company incurred net losses; therefore, basic and diluted loss per share are the same.

Stock Split

On February 22, 1999, the Company effected a one-for-13 reverse stock split of its common stock. All share and per share data have been retroactively restated to reflect this stock split.

On September 14, 1999, the Company effected a two-for-one stock split of its common stock. All per share data have been retroactively restated to reflect this stock split.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, notes receivable employee, and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Concentrations of Credit Risk

The financial instrument which potentially subjects the Company to concentrations of credit risk is cash. The Company places its cash with high quality financial institutions, and at times it may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of September 30, 1999, uninsured portions held at the financial institutions aggregated to $340,345 (unaudited).

Recent Issued Accounting Pronouncements

In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132,about "Pensions and Other Post-Retirement Benefits." The Company does not expect adoption of SFAS No. 132 to have a material impact, if any, on its financial position or results of operations.

The accompanying notes are an integral part of these financial statements.

STOCKUP.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

For the Period from February 3, 1999 (Inception) to September 30, 1999 and For the Three Months Ended September 30, 1999 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for financial statements with fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not expect adoption of SFAS No. 133 to have a material effect, if any, on its financial position or results of operations.

SFAS No. 134, "Accounting for Mortgage-Based Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," is effective for financial statements with the first fiscal quarter beginning after December 15, 1998. The Company does not expect adoption of SFAS No. 134 to have a material effect, if any, on its financial position or results of operations.

SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," is effective for financial statements with fiscal years beginning February 1999. This statement is not applicable to the Company.

In June 1999, the FASB issued SFAS No. 136, "Transfer of Assets to a Not for Profit Organization or Charitable Trust that Raises or Holds Contributions for Others." This statement is not applicable to the Company.

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect adoption of SFAS No. 137 to have a material impact, if any, on its financial position or results of operations.

Comprehensive Income

For the period from February 3, 1999 (inception) to September 30, 1999 and for the three months ended September 30, 1999, the Company adopted SFAS No. 130,

 "Reporting Comprehensive Income." This statement established standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available for sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in the periods presented.

The accompanying notes are an integral part of these financial statements.

STOCKUP.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

For the Period from February 3, 1999 (Inception) to September 30, 1999 and For the Three Months Ended September 30, 1999 (unaudited)

NOTE 3 - FURNITURE AND EQUIPMENT

        Furniture and equipment consisted of the following:

                                                            September 30, 1999

                                                                     (unaudited)

        Furniture and equipment                                  $93,327
        Computer hardware and software                           612,750
        Leasehold improvements                                    21,508


                                                                         727,585

        Less accumulated depreciation and amortization          (126,699)

                      Total                                     $600,886

       Depreciation and amortization expense for the period from February 3, 1999 (inception) to September 30, 1999 was $126,699 (unaudited).

NOTE 4 - COMMITMENTS

     Leases

     The Company leases certain facilities for its corporate and operations offices under long-term, non-cancelable operating lease agreements that expire through March 31, 2003.

     Future minimum aggregate lease payments under non-cancelable operating leases with initial terms of one year or more at September 30, 1999 were as follows:

             Years Ending
             December 31,

                2000                         $186,077
                2001                         $191,591
                2002                         $197,104
                2003                          $49,620

                       Total                 $624,392

The accompanying notes are an integral part of these financial statements.

STOCKUP.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

for the Period from February 3, 1999 (Inception) to September 30, 1999 and For the Three Months Ended September 30, 1999 (unaudited)

NOTE 4 - COMMITMENTS (Continued)

Leases (Continued)

Rent expense for the three months ended September 30, 1999 was $91,514 (unaudited); rent expense for the period from February 3, 1999 (inception) to September 30, 1999 was $170,138 (unaudited).

Employment Agreement

During the period from February 3, 1999 (inception) to September 30, 1999, the Company entered into three new employment agreements with key officers of the Company. These officers will receive a combined annual salary of $370,000 (unaudited), a monthly personal allowance of $3,000, and all automobile expenses paid.

NOTE 5 - STOCKHOLDER'S EQUITY

Common Stock

In December 1998, the Company entered into an agreement with MDC to purchase certain assets in exchange for 9,000,000 shares of common stock.

In February 1999, the Company entered into an agreement to issue an aggregate of 500,000 shares of common stock for legal services rendered or to be rendered. The shares were to be issued according to three stages of completion. In connection with the issuance of the common stock, the Company recorded $43,078 of legal expenses and $56,922 as a prepaid asset in the accompanying balance sheet.

In August 1999 and September 1999, the Company issued 159,722 shares of common stock for a total consideration of $1,057,298, net of offering costs.

The accompanying notes are an integral part of these financial statements.

STOCKUP.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

For the Period from February 3, 1999 (Inception) to September 30, 1999 and For the Three Months Ended September 30, 1999 (unaudited)

NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

Private Placement

In February 1999, the Company entered into a subscription agreement to offer up to $900,000 worth of shares of common stock for 1,333,332 shares and $2,300,000 worth of options to acquire units to accredited investors. Each unit was comprised of one share of the Company's common stock (or 1,200,000 shares) and
0.5 warrant at an exercise price of $2.50 per share. The warrants are deemed granted below market value, for which an expense of $693,000 has been recorded. The warrants may be exercised, commencing upon the date the Company closes a public offering of its stock pursuant to a Registration Statement registering the shares underlying the warrants and terminating 30 days thereafter. The warrant holders have the right to demand registration of the shares if such shares have not been registered by January 1, 2000. In addition, the warrants are callable at the option of the Company on and after the date that (i) the shares underlying the warrants are registered and (ii) the Company's common stock is traded on any exchange, at a Market Price, as defined below, equal to or exceeding $10.00 per share for 10 consecutive trading days. The Market Price shall be the closing bid price of the common stock. A total offering of $2,900,000, net of offering costs, was completed as of September 30, 1999.

Stock options were granted in connection with the private placement, granting an aggregate of 290,836 shares at exercise prices of $50,000 and $75,000. The options were granted below market, for which an expense of $864,336 has been recorded.

Stock Option Plan

The Company's Board of Directors adopted the Option Agreement and Certificate (the "Agreement") in order to issue options to purchase common stock of the Company to certain employees, commencing on April, 9, 1999. These options took two forms: a Series A option and a Series B option.

The accompanying notes are an integral part of these financial statements.

STOCKUP.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

for the Period from February 3, 1999 (Inception) to September 30, 1999 and For the Three Months Ended September 30, 1999 (unaudited)

NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

Stock Option Plan (Continued)

The Series A options grant their holders the right to purchase common stock of the Company at $4.50 per share. Each Series A option is exercisable on the latter of the following: (i) the option holder has been employed full-time by the Company for six months or (ii) April 2, 2000. Once the option is exercisable, one-fifteenth of the share granted by the option becomes exercisable each month. The option terminates two years after it first becomes exercisable or within three years from the date of issuance. However, if the option holder is terminated for violating the Company's employee manual, the option holder loses all rights in all vested and non-vested option. If the option holder's employment with the Company is terminated for any other reason, the holder retains all vested options, but all non-vested options immediately terminate. In addition, the non-vested options automatically terminate if there is a change in control of the Company.

In addition, the options are not assignable.

The Series B options are substantially similar to the Series A options with the following differences: (i) the option holder does not lose all rights in vested and non-vested options if his or her employment is terminated for violating the Company's employee manual; (ii) the option holder agrees not to work for any company developing Internet technology for six months following any termination of employment with the Company; and (iii) the key officer's options are assignable for the express purpose of attracting key management personnel to work for the Company.

The accompanying notes are an integral part of these financial statements.

STOCKUP.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

For the Period from February 3, 1999 (Inception) to September 30, 1999 and for the Three Months Ended September 30, 1999 (unaudited)

NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

Stock Option Plan (Continued)

During the period from February 3, 1999 (inception) to September 30, 1999, the Company issued stock options to employees when the exercise price was less than the fair value of the Company's stock at the date of the grant. The Company incurred compensation expense of $699,067, of which $455,115 is recorded as of September 30, 1999 (unaudited), and the remainder will be expensed according to the vesting period of the options.

NOTE 6 - INCOME TAXES

As of September 30, 1999, the Company had approximately $5,953,614 (unaudited) in net operating loss carryforwards that may be offset against future taxable income. No provision for income taxes for the period from February 3, 1999 (inception) to September 30, 1999 has been made, except for minimum state taxes, since the Company incurred a loss during the period. The deferred income tax benefit of the loss carryforward is the only significant deferred income tax asset or liability of the Company. It has been offset by a valuation allowance of the same amount since management does not believe the recoverability of this deferred tax asset is more likely than not. Accordingly, no deferred income tax benefit has been recognized in these financial statements.

Note 7 - YEAR 2000 ISSUE

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue.

The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is dependent on computer processing in the conduct of its business activities.

The accompanying notes are an integral part of these financial statements.

STOCKUP.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

For the Period from February 3, 1999 (Inception) to September 30, 1999 and For the Three Months Ended September 30, 1999 (unaudited)

NOTE 7 - YEAR 2000 ISSUE (Continued)

Based on the comprehensive review of the computer systems, management has determined that the Company's computer system will not be materially affected and does not believe the cost of implementation will be material to the Company's financial position and results of operations.

Externally, the Year 2000 Issue may impact other entities with which the Company transacts business. The Company cannot predict the effect of the Year 2000 Issue on such entities, nor their effect on the Company. With regard to those companies that the Company does business with on a daily basis, the Company cannot guarantee that they will be vigilant about their Year 2000 Issue plan of action.

In the event that the Company does experience Year 2000 Issue problems, it could result in material losses from operations and a reduction of the Company's working capital. Management is unable at this time to quantify the impact that the Year 2000 Issue could have on the Company's results of operations and financial condition.

NOTE 8 - SUBSEQUENT EVENTS (UNAUDITED)

As of November 30, 1999, the Company is offering up to 2,000,000 shares of its common stock at $6.00 per share only to investors who qualify as "accredited investors". Single investors who provide $1,000,000 receive a price of $5.00 per share. Investors who provide at least $18,000 shall also receive a warrant with a two-year term exercisable at $10.00.

The accompanying notes are an integral part of these financial statements.

PART 1 - FINANCIAL INFORMATION

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND PLAN OF OPERATION

The following is management's discussion and analysis of StockUp's financial condition and plan of operation. Detailed information is contained in the financial statements included with this document. This section contains forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objective, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward- ooking statements wherever they appear in this document.

The Company

Courtleigh Capital, Inc., a Kansas corporation, was incorporated under the laws of the State of Colorado as ANCR, Inc. on July 30, 1985. On July 23, 1987, ANCR, Inc. changed its name to CEA Lab, Inc. and reincorporated on October 16, 1995 in the State of Kansas as CEA Lab, Inc. On September 12, 1997, it amended its articles to change its name to Courtleigh Capital, Inc. Courtleigh Capital, Inc, commenced trading during December, 1998 under the symbol CTLH on the Over-the-Counter Bulletin Board. On February 2, 1999, Courtleigh Capital, Inc. changed its name to StockUp.com, Inc. StockUp.com, Inc. a Kansas corporation formerly Courtleigh Capital, Inc. reincorporated in the State of Nevada using the name StockUp.com, Inc. (the term the "Company" shall refer to the surviving Nevada corporation). The Company changed its trading symbol to SKUP effective as of February 22, 1999. On September 14, 1999, the Company effected a two-for-one forward stock split. All share amounts set forth in this Form 10QSB reflect this stock split.

The Company uses Microsoft's operating platform to develop second-generation Internet technology(, which is located on its servers and accessible from the Internet. The Company owns, and is developing, a system of modular software products (i.e.), desktop applications that may be deployed independently or in a single, integrated system) designed to increase traffic and user retention on Internet websites deploying the technology.

The company's goal is to offer users software products that provide a customizable, interactive, and dynamic Internet experience compared to existing static portal models residing on the World Wide Web. Although the Company is in the process of developing other second-generation Internet technology( products including a financial website and interactive agent technology, management has decided to incorporate various aspects of the financial website into its desktop portal products and emphasize the development for these technologies. The
Company is a Microsoft Certified Solutions Provider, and has based its technologies on Microsoft's operating system. The company employs more than twenty programmers and animators.

Plan of Operation

From its inception to date, the Company has incurred costs associated with the development and launch of its products, probable markets, and business. The Company has established relationships with information providers which increase the quality and marketability of the Company's products. While there is no assurance, management believes that the Company's products will commence generating revenues during the first quarter 2000.

The Company has financed its operations to date through the sale of its common stock. Since inception through August 1, 1999, the company issued 12,702,358 shares. The Company raised $2.9 million from four accredited investors as follows: (i) February 1999 ("the February Offering") - Issuance of 1,333,332 shares in exchange for $900,000; and (ii) May and June 1999 ("the May/June Offering") - Issuance of options under Rule 506 of Regulation D, promulgated under Section 4 (2) of the Securities Act of 1933, to acquire units comprised of
1.2 million shares and 600,000 warrants exercisable at $2.50 per share, and options to acquire 290,836 shares at an aggregate exercise price of $125,000 in exchange for $2.0 million cash. The February, 1999 Offering was conducted under Rule 504. It provided the necessary seed capital to commence implementation of the Company's business plan. The May/June Offering was primarily an option to participate in a unit offering of restricted stock and warrants. 1,200,000 of these shares are currently restricted and subject to a demand registration right as of January 1, 2000. The 1,200,000 shares and the shares underlying the 600,000 warrants are subject to reasonable underwriter trading restrictions in the event of a public offering. These investors holding these securities are also entitled to anti-dilution rights in the event the Company issues stock at less than $2.50 per share.

The Company is currently conducting a private offering of its securities. From August 1, 1999 through September 30, 1999, the Company has issued 159,722 shares of common stock for a total consideration of $1,057,298 net of offering costs. As of September 30, 1999, the Company has 12,862,080 shares issued and outstanding.

From inception through September, 1999, the Company's selling, general and administrative expenses were $4,496,318. In addition the Company incurred financing expenses of $1,557,335. These expenses are partially offset by income from investments in the amount of $17,557, miscellaneous income of $660, and debt forgiveness in the amount of $81,822, resulting in a net loss of $5,953,614.

For the three months ended September 30, 1999, the Company's selling, general and administrative expenses were $2,552,652. These expenses are partially offset by investment income of $8,292 and miscellaneous income of $660 resulting in a net loss of $2,543,700.

As of September 30, 1999, the Company had current assets of $558,631 and $668,642 in furniture, equipment, and other assets, resulting in total assets of $1,227,273. The Company's current liabilities were $742,961.

Liquidity and Capital Resources

The Company has generated minimal revenues and does not anticipate generating revenue until the first quarter of year 2000. The Company does not anticipate its financial operations reaching the breakeven point until January, 2001 at the earliest. As a result, the Company's sole source of capital during 1999 shall be investment capital provided by third parties. Further, the Company anticipates it will require additional capital contributions to fund its operations during the year 2000. On June 21, 1999, the Company commenced a private offering of its securities to raise up to $12 million.

Year 2000

The Company has begun to address possible remedial efforts in connection with computer software that could be affected by the Year 2000 ("Y2K") problem.The Y2K problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculation.

The Y2K problem can affect any modern technology used by a business in the course of its day. Any machine that uses embedded computer technology is susceptible to this problem, including for example, telephone systems, postage meters and scales, and of course, computers. The impact on a company is determined to a large extent by the company's dependence on these technologies to perform their day to day operations.

Internally, the Company has begun reviewing all such equipment and has determined that many of its systems are Y2K compliant. The Company anticipated that all system and software will be fully reviewed and brought into compliance by November 1999. If certain systems are not brought up to Y2K compliance by the end of November 1999, then the non-compliant technology will be disabled so as not to have an impact on the systems that are compliant. Any such events would not have a serious impact on the Company's day to day operations, nor would any valuable information be lost. The Company backs up all computer systems daily to protect against data loss.

The costs of bringing the Company's technology up to Y2K compliance is expected to be less than $5,000. This is because the majority of the "patches" or programs designed to make software Y2K compliant can be obtained over the Internet from manufacturers for little or no cost and the Company does not expect to rely heavily on outside consultants to upgrade its systems as most of the work can be performed in-house.

Note

Detailed information is contained in the financial statements accompanying this document (see Item 1). This section contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's business plans, objectives, expectations, and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear. The tables contained in Item 1 set forth, for the period indicated, selected financial information of the Company. All share data has been adjusted for a 2-for-1 stock split effective September 14, 1999.

PART 11. OTHER INFORMATION

Item  1. Legal Proceedings

None.

Item  2. Changes in Securities and Use of Proceeds

Item  3. Defaults upon Senior Securities

None.

Item  4. Submission of Matters to a Vote of Security Holders

None

Item  5. Other Information

None.

Item  6. Exhibits and Reports on Form 8-K

(a) Exhibits:
(b) Reports on Form 8-k:

StockUp.com filed a report on Form 8-K, dated October 5, 1999, relating to the resignation of Registrant's Director, Steven Liebowitz.

This exhibit is being filed electronically in the electronic format specified by EDGAR.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STOCKUP.COM, INC.

(Registrant)

Date:November 29, 1999

By: /S/   Michael Calderone, President

President/Chief Executive Officer

STOCKUP.COM, INC.

INDEX TO EXHIBITS

EXHIBIT
TITLE

NO.

-------

Financial Data Schedule*......27.1