Form 10-K405
period 1999-12-31
PREFERENCE TECHNOLOGIES INC
filed 2000-03-30
CIK 1083846

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

      (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1999.
                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
      __________

                    Commission file number: 0-26975

                        PREFERENCE TECHNOLOGIES, INC.
            (Exact name of Registrant as specified in its charter)

                   Nevada                               88-0417949
      (State or other jurisdiction                   (I.R.S. Employer
       of incorporation or organization)              Identification No.)

          333 North Ranch Drive, Suite 810
          Las Vegas, Nevada                             89106
      (Address of principal executive offices)        (Zip Code)

     Registrant's telephone number, including area code:  (702) 648-6400

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  ..X..    No  ___


      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Aggregate market value of the Registrant's $.001 Par Value Common Stock (based on the price at which such equity was sold) held by non-affiliates of the Registrant. -- $223,898,156.

      At March 21, 2000, there were 28,650,964 shares of the Registrant's $.001 Par Value Common Stock outstanding.

                     Documents Incorporated By Reference

None.

                            Exhibit Index on page 55

                                     1
                                 Page 1 of 76

                                    PART I


ITEM 1.  BUSINESS
-----------------

The following discussion contains trend information and other forward-looking statements (including statements regarding future operating results, future capital expenditures, new product introductions, technological developments and industry trends) that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect any events or developments.

Introduction

Courtleigh Capital, Inc., a Kansas corporation, was incorporated under the laws of the State of Colorado as ANCR, Inc. on July 30, 1985. On July 23, 1987, ANCR, Inc. changed its name to CEA Lab, Inc. and reincorporated on October 16, 1995 in the State of Kansas as CEA Lab, Inc. On September 12, 1997, it amended its articles to change its name to Courtleigh Capital, Inc. Courtleigh Capital, Inc, commenced trading during December, 1998 under the symbol CTLH on the Over-the-Counter Bulletin Board. On February 2, 1999, Courtleigh Capital, Inc. changed its name to StockUp.com, Inc. StockUp.com, Inc. a Kansas corporation formerly Courtleigh Capital, Inc. reincorporated in the State of Nevada using the name StockUp.com, Inc. StockUp.com, Inc. changed its trading symbol to SKUP effective as of February 22, 1999. On February 23, 2000, StockUp.com, Inc. changed its name to Preference Technology, Inc. (the "Company"). The Company changed its trading symbol to PFER effective as of February 23, 2000.

The Company uses Microsoft's operating platform to develop second-generation Internet technology, which is located on its servers and accessible from the Internet. The Company owns, and is developing, a system of modular software products (desktop applications) that may be deployed independently or in a single, integrated system designed to increase traffic and user retention on Internet websites deploying the technology.

The  Company's  goal  is  to  offer  users  software  products  that  provide  a customizable, interactive advertising technology, and dynamic Internet experience compared to existing static portal models residing on the World Wide Web. Although the Company is in the process of developing other second-generation Internet technology products, including a financial website and interactive agent technology, management has decided to incorporate various aspects of the financial website into its desktop portal products and emphasize the development for these technologies. The Company is a Microsoft Certified Solutions Provider, and has based its technologies on Microsoft's operating system. The Company employs more than forty programmers and animators.




Streaming Products

The Global Information Gateway(TM)(GIG) is the Company's first product. It is a desktop resident personal portal that uses proprietary second-generation Internet technology (which pings or pulls content from the host website as opposed to using push technology to forcibly drive content to the client) to provide customizable news, business, sports, entertainment, and other information. The GIG's power is its ability to aggregate and customize information and news and deliver it to a desktop in real time. The GIG not only collects and organizes content, it also updates automatically.

The Corporation Information Gateway (CIG) is a branded version of the The Global Information Gateway. By deploying the CIG, companies create a two-way communication link and establish a permanent presence on the user's desktop. The CIG provides business to business (B2B) and business to consumer (B2C) marketing solutions. The CIG can be used to disseminate business-critical information to employees, or promote faster interaction with partners and customers, or launched a targeted direct marketing campaign at consumers. The CIG provides a seamless solution for companies providing them the next generation of innovative Internet technology without investing millions of dollars in technology development.

Both the GIG and CIG have multiple channels. QuoteStream is the first channel. QuoteStream is used to deliver news stories and financial information from various recognizable sources; the QuoteStream Network Internet search engines, as well as, educational and research material. With a subscriber base of more than 450,000 and a growing roster of media alliances (i.e. newspapers, magazines, content web sites, and television) who are both content providers and distributors of our product, currently numbering more than 275, QuoteStream provides access to a continuous flow of news and business information tailored to user preferences. The Company will soon deploy other channels for sports, health, entertainment and travel. Although these products are branded separately they are each available as channels on both the GIG and CIG (i.e. a QuoteStream user desiring to use SportsStream need only select the appropriate channel from the QuoteStream portal).

News
----
QuoteStream delivers stories from its two paid news vendors, Reuters and Comtex, and more than 275 media partners. Reuters produces its own content, while Comtex distributes stories from news services around the world. All stories are tagged with descriptive identifiers. The media partners provide specialty content, such as a local news source or information from a photography magazine. Based upon customization preferences, the user will have access to more than 100,000 headlines per day. Additionally, news stories related to the users selected topics is updated in the news scroller on a continual basis to ensure that the viewer receives the most timely information.

Business/Financial
------------------
QuoteStream provides financial information gathered by S&P ComStock, Disclosure, Market Guide, Zacks and others. The QuoteStream channel offers a high level of customization and invites the user to tailor his view of historical statistics, current market data, analysts' projections, and more. Examples of features currently deployed and soon to be deployed include Real Time Quotes, Intraday Best and Worst Performing Stocks, Short Interest, Up/Downgrades, Company

Profiles, Charts, and Investment Newsletters. Other real time features are being developed and will be offered in subsequent versions of the product.

Sports
------
Soon to be deployed, SportsStream will present information related to both sporting events and sports betting. Real-time, play-by-play coverage of all major professional sports will be available for customization, in addition to college and amateur athletics, subsequently. The betting lines from major Las Vegas casinos will be continually updated real time, as well as breaking news influencing the odds, such as player trades, injuries, weather, etc.

Health
------
HealthyStream will offer users a wide array of lifestyle information ranging from basic medical to alternative medicine.

Entertainment
-------------
Slated for development at a later time, EntertainmentStream will offer users the ability to customize news stories and interviews with their favorite celebrities; check schedules for movies, television, concerts, and exhibitions; as well as consult their daily horoscope.

Travel
------
The Travel channel, slated for development at a later time, will offer users a wide array of travel information such as real-time flight tracking information.

Industry Background

New Users
---------
The percentage of United States households with Internet access is expected to greatly increase over the next three years. The Global Information Gateway is targeting these new users as its client base. The Company recognizes that software users experience considerable inertia with respect to branding and accepting new products. Management's goal is to make QuoteStream a highly functional, but user-friendly product that will appeal to the broad client base destined to become Internet users over the next three years. Management believes that company's which are able to brand these new users at a low acquisition cost per user will realize higher market capitalization and be able to establish stronger market position.

Advances in Technology
----------------------
Internet Service Providers ("ISPs") are connecting to the web faster than they were 18 months ago. Speedier connections to ISPs can be expected to accompany substantial increases in bandwidth and processing speed, particularly with the market penetration of cable modems. Because QuoteStream is designed to operate on the Windows 2000 platform, advances in technology will increase its utility as the Internet becomes faster. As processing speed and bandwidth increases, the popularity of Internet enabled desktop applications is increasing as well. Part of what the streaming products do is simplify the Internet for the lay user.


Distribution and Marketing

The Company expects to implement its distribution and marketing efforts over four phases:
   o  Phase 1:  Proof of Concept
   o  Phase 2:  Brand Recognition
   o  Phase 3:  Content Development
   o  Phase 4:  Revenue Growth

Phase 1: Proof of Concept
-------------------------
Although its technology is adaptable to different applications, the Company chose financial information to showcase during the proof of concept stage. The goals during the proof of concept phase are to introduce technology that defines the product, lay the groundwork for branding the product, and rapidly build content as a barrier to entry. Toward this end, the Company aggressively purchases data; pursues strategic partnerships; and develops proprietary, in-house content.

Phase 2: Brand Recognition
--------------------------
The primary goal of the Company's marketing plan is to position the product and Company as the leader in its market segment. This will be done through specific marketing strategies:

   o  Establishing  co-sponsoring  with content and strategic  partners
   o  Promoting co-sponsored partner marketing
   o Building brand recognition: QuoteStream, other streaming products, and Preference Technologies, Inc.
   o  Developing product functionality and awareness

      Co-Sponsoring With Content and Strategic Partners
      -----------------------------------------------
      To further reduce the cost per subscriber, build brand recognition, and establish a broad base of distribution channels, the Company has assembled a marketing team that solicits and forms partnerships with traditional media who have an Internet presence.

      The strength of the partnership programs is that QuoteStream, and other streaming products, serves as a hub that allows users to aggregate information to a central source. Subsequently, partners with websites generate traffic to their sites where they might be overlooked using traditional Internet search methods due to the often times staggering amount of information returned to the user.

      Because QuoteStream and the other streaming products are technologies that enhance other websites, the Company has acquired a substantial number of subscribers at a low cost and built a network of strategic partners without acquiring companies and diluting shareholders. This strategy has enabled the Company to maintain a strong equity position, while building strategic partners and adding users.

      The initial targets for the partnership programs are local newspapers and magazines. The company has more than 140 such partners as of March 21, 2000 and projects 300 partnering relationships (including radio and television stations) by year end.

      Co-Sponsored Partner Marketing
      ----------------------------
      The Company's co-sponsored partners are strategic marketing partners as well. A large portion of our existing and future content providers are affiliated with various news media. Each media partner is contracted to market its co-sponsored version of the QuoteStream product through its respective medium (newspaper, magazine, broadcast station, Internet). This creates brand recognition and provides distribution for QuoteStream and the other streaming products.

      Partners are obligated to promote the co-sponsored product through their specified media (i.e. print, broadcast, and web banner advertisements) and websites. Partners also agree to display the QuoteStream download logo on the homepage of their websites. These partnerships are currently providing in excess of $2 million in advertising per year to promote QuoteStream and management anticipates an increase in such advertising through next year.

      Strategies To Engage Vendors
      ----------------------------
      The Company employs the following strategies to motivate vendors to participate in this program:

         o Pay vendors for distributing QuoteStream via revenue sharing programs
         o Aggressively implement programs to brand QuoteStream and the other streaming products
         o Provide a product that is highly customizable communication device offering a wide array of functionality
         o Motivate users to register and utilize the product through viewer incentives, and award prizes to people who register for and deploy QuoteStream

      Product Functionality Awareness
      -------------------------------
      The Company will employ its technologies in a way that serves to promote the products - with the primary goal of increasing customer usage rates. Through well-placed banner advertisements within the product scroller and various other areas, the Company intends to educate users about important product features. This strategy is expected to boost usage time and drive up subscription rates. In addition, e-mail campaigns will bolster product promotion by focusing on average and below average usage time subscribers. These e-mail messages will highlight new features, incentive programs, and provide usability tips to encourage further product usage.

Phase 3: Content Development
----------------------------
The goals of Phase 3 are to build content and to increase distribution channels. This will be accomplished by:

   o  Establishing more strategic partners and alliances
   o Continuing to expand the subscriber base while reducing the cost per subscriber by entering into hybrid exchange/cost per action agreements with Internet advertisers
   o Strengthening barriers to entry by expanding the content and functionality of QuoteStream, and the other streaming products, with additional data from vendors, a wider array of content from additional partners

      Increase Subscriber and Utilization
      -----------------------------------
      QuoteStream currently has approximately 450,000 registered subscribers, and the number is growing daily. Of these 450,000 subscribers, approximately 20 percent, or 90,000, are classified as regular QuoteStream(TM) users.

      Decrease Subscriber Acquisition Costs
      -------------------------------------
      The Company is implementing programs to reduce subscriber acquisition costs. Additionally the Company anticipates that media alliances -- as well as strategic placement on search engines and free software download sites -- will substantially reduce the cost per subscriber.

Phase 4: Revenue Growth
-----------------------
A successful implementation of Phases 1 through 3 of the Company's distribution and marketing plan will develop the critical mass necessary for generating a revenue stream. The Company will build off of this strategic platform to grow its second generation Internet technology revenue.

Systems and Technology

The Company has invested over one million dollars in development of a state of the art computer network that is scalable, secure, and fast. The Company believes that the compatibility of the Company's computer network to its business plan provides the Company with a competitive advantage in the following ways:

Performance and Scalability
---------------------------
The Company's network is one of the most scalable networks available. Existing technologies have been optimized for high speed performance and work load balancing ensuring that potential data bottlenecks are non-existent within the server and networking components.

Connectivity
------------
The Company is directly connected to the Internet through Sprint's Asynchronous Transfer Mode (ATM) backbone, and separately at a Sprint DS3 connection at a different point of presence (POP). The Company has signed an agreement with Sprint for 90Mbps per second of burstable bandwidth from the Sprint backbone. This is the equivalent of two T-3 connections or 56 T1 lines. Each T3 line is delivered from a separate source providing redundancy in the event one source fails. This is currently the largest burstable connection contract with Sprint in the country, providing the Company with what it believes is the largest bandwidth in the State of Nevada. The technology can handle a greater volume of data as the business grows, is shielded from electromagnetic interference, is resistant to eaves dropping, can travel long distances before the signal has to be regenerated and retransmitted and supports LED and laser transmissions thereby enabling the signal to travel at the speed of light.

Server Farm
-----------
The Company has an array of high capacity Intel Pentium based systems that are expandable to accommodate the business needs of the Company. The Company runs on an NT based software platform and utilizes Microsoft's SQL servers. These servers are configured with RAID 5 technology. RAID 5 copies all parts of all data across five drives. If one drive goes down, the remaining four drives can still access information from the fifth drive. Collectively, all servers provide

                                     7
the Company with approximately 700 GB of storage capacity, enabling the Company to house large volumes of day-to-day data and archive data for quick retrieval.

     Traffic Management.  Server load balancing is handled in a back end TCP/IP
     sub-net.   The  Company   employs  a  load  balance  utility  that  evenly
     distributes http responses across to incoming http requests.

     Internet Service Provider. Because the Company has direct access to the Internet, it serves as its own Internet Service Provider. As such, the Company must allocate a server toward handling domain name service ("DNS") requests and, in order to handle the projected heavy traffic, the Company has allocated two servers as DNS servers.

Security
--------
The Company employs the Microsoft Proxy Server as its firewall. A firewall determines what types of traffic the Company will accept and which traffic will be rejected. The Company will acknowledge http: traffic, IRC/MIC traffic and FTP traffic coming from the Company website, but will not receive FTP of any kind.

Redundancy
----------
The Company is designed to run 24 hours a day. Each server and network device has redundancy built into the devices themselves. However, in servers with single power supplies the Company will implement server mirroring, the process of a second server with identical information automatically taking over should one server go down. Networking devices will utilize resilient links, standby alternate links in the event one should fail. Implementing additional OC-3 Modules to handle T-3 expansion and adding multiple fiber connections helps to ensure the website will not go down in itself. The Company plans on purchasing a new router in the third quarter of 2000 to alleviate the potential failure of the Cisco dual ported router.

Disaster Recovery
-----------------
The Company has three state of the art DLT taped backups. In the event of power fluctuations the Company has a dozen American Power Conversion Uninterrupted Power Sources that will protect all mission critical equipment from surges, spikes, black outs and brown outs. In the event of a black-out all servers would institute normal automatic shut down procedures before the power fails. Finally, the Company employs dedicated isolated circuits on every server. This substantially reduces the chance that a singe point of failure will impact the entire network.

Distribution

The Company's information services are distributed via the Internet and CD distribution.

Competition

The Company is a technology developer that has elected to initially showcase its proprietary second-generation Internet applications on its desktop portal. The Company's major competitors are in the areas of Internet portals and news related websites. These include:

   o  Software development companies

   o Publishers and distributors of traditional media, including print, radio, and television, such as The Wall Street Journal, Fortune, Bloomberg Business Radio, and CNBC

   o Providers of terminal-based financial news and data, such as Bloomberg Business News, Reuters News Service, Dow Jones Markets, and Bridge News Service

   o  Web "portal" companies, such as Yahoo! and America Online

The Company believes that the principal competitive factors in its market are brand name recognition, wide selection, personalized service, ease of use, 24-hour accessibility, customer service, convenience, reliability, quality of search engine tools, and quality of editorial and other site content. Many of the Company's current and potential competitors have longer operating histories, larger customer bases, greater brand name recognition and significantly greater financial, marketing and other resources than the Company. In addition, other websites may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. Certain of the Company's competitors may be able to devote greater resources to marketing and promotional campaigns, and devote substantially more resources to Web site and systems development than the Company. Increased competition may result in reduced operating margins, loss of market share and a diminished franchise value. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and competitive pressures faced by the Company may have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Further as a strategic response to changes in the competitive environment, the Company may, from time to time, make certain service or marketing decisions or acquisitions that could have a material adverse effect on its business, prospects, financial condition and results of operations. New technologies and the expansion of existing technologies may increase the competitive pressures on the Company. In addition, companies that control access to transactions through network access or Web browsers could promote the Company's competitors or charge the Company a substantial fee for inclusion.

Sources and Availability of Raw Materials

The Company is not dependent on any raw materials. All software which comprises a material component of its technology is developed at the Company's headquarters. All other software which might be of potential use constitutes readily available programs distributed at a number of locations.

Dependence on a Single or Few Customers

The Company currently does not have any customers. It has developed multiple strategic alliances with newspapers located throughout the United States to provide proprietary content to its website. The Company does not anticipate that it will be dependent on a single or small group of customers.





Importance Of Patents, Trademarks, Licenses, Franchises And Concessions Held

To protect its rights to its  intellectual  property,  the  Company  relies on a combination of trademark and copyright law, patent, trade secret protection, confidentiality agreements, and other contractual arrangements with its employees, affiliates, clients, strategic partners, and others. The protective steps it has taken may be inadequate to deter misappropriation of the Company's proprietary information. The Company may be unable to detect the Company's proprietary information. The Company may be unable to detect the unauthorized use of, or take appropriate steps to enforce its intellectual property rights. The Company has registered certain of its trademarks in the United States and has pending U.S. applications for other trademarks and patents. Effective trademark, copyright, patent, and trade secret protection may not be available in every country in which it offers or intends to offer its services. In addition, although the Company believes that its proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against the Company or claims that it has violated a patent or infringed a copyright, trademark, or other proprietary right belonging to them. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on its part, which could materially adversely affect the Company's business, results of operations, and financial condition. The Company incorporates certain licensed third-party technology in some of its services. In these license agreements, the licensors have generally agreed to defend, indemnify, and hold the Company harmless with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right. The Company cannot assure that these provisions will be adequate to protect from infringement claims. The loss or inability to obtain or maintain any of these technology licenses could result in delays in introduction of new services.

Research And Development Costs

Since the Company began operations in February 1999 it has spent in excess of $1.4 million on the research and development of its proprietary technology. The revenues the Company achieves will be primarily from strategic alliances and subscriber fees. Revenues generated, while paying directly for research and technology costs accrued to date, will fund the operations of the Company, which includes funding on-going technological development.

Employees

As of the date hereof, the Company employs approximately 200 full-time employees. The Company hires independent contractors on an "as needed" basis only. The Company has no collective bargaining agreements with its employees. The Company believes that its employee relationships are satisfactory. In the long term, the Company will attempt to hire additional employees as needed based on its growth rate.

ITEM 2.  PROPERTIES
-------------------

The main administrative offices of the Company are located at 333N. Rancho Drive, Suite 600, Las Vegas, Nevada 89106. The Company leases approximately 14,100 square feet at this location, with an aggregate rental payment of $22,646 per month. The Company's leases expire for 13,000 square feet and 1,100 square

                                     10
                                 Page 10 of 76
feet on March 31, 2003 and July 31, 2000, respectively. The lease payments are scheduled to increase by approximately $400 on March 31st of each year of the lease term

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

The Company is a party to various actions and proceedings incident to its normal business operations. The Company believes that the outcome of such litigation and proceedings, individually and in the aggregate, will not have a material adverse effect on the business or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
------------------------------------------------------

There were no matters submitted to a vote of security holders through a solicitation of proxies or otherwise during the fourth quarter of the fiscal year 1999.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
----------------------------------------------------------
            STOCKHOLDER MATTERS
            -------------------

A. The Company's common stock began trading on the over-the-counter securities market in February 19991. The over-the-counter market quotations reflect interdealer bid prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

     Common Stock
     ------------

For Fiscal Year Ended December 31, 1999  High         Low
---------------------------------------  ----         ---

      2 Quarter                          $6.06       $2.00

      3 Quarter                           5.23        3.69

      4 Quarter                           7.81        4.50

Prior to February 1999(1), there was no active market for the Company's securities.

------------
1. Courtleigh Capital, Inc., the Company's predecessor, began trading on the over-the counter securities market in December 1998 under the symbol CTLH. On February 2, 1999 the Company changed its name to StockUp.com, Inc. and commenced trading under the symbol SKUP. On February 23, 2000 the Company changed its name to Preference Technologies, Inc. and commenced trading under the symbol PFER.

                                     11
                                 Page 11 of 76

      B.    Holders
            -------

As of March 21, 2000, there were 336 holders of record and the Company believes that approximately 200 additional stockholders hold shares of the Company's common stock in "street name."

      C.    Dividends
            ---------

The Company has never paid a cash dividend on its common stock. The Company does not anticipate that it will pay any dividends for at least the next twelve months.

      D.    Recent Sales of Unregistered Securities - Conversion of Warrants and
            --------------------------------------------------------------------
            Options
            -------

The Company conducted a private offering of its securities from August 1, 1999 through December 1, 1999. The Company has issued 458,334 shares of common stock for a total consideration of $1,201,247 net of offering costs.

In December 1999, the Company commenced two private offerings of its securities. The Company raised $6,338,973 net of offering costs, of which $1,143,605 net of offering costs was received before December 31, 1999, for the issuance of 500,002 shares.




























                                     12
                                 Page 12 of 76

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATIONS DATA
------------------------------------------------------------


                                                                For the Period
                                             from February 3, 1999 (Inception)
                                                          To December 31, 1999
                                                          --------------------

      Selling, general, and administrative expenses          $ 6,905,193
                                                             -----------

      Loss from operations                                   (6,905,193)
                                                             -----------

      Other income (expense)
         Interest income                                          19,303
         Forgiveness of debt                                      81,822
         Financing expense                                   (1,557,335)
         Miscellaneous income                                        660
                                                             -----------

              Total other income (expense)                   (1,455,550)
                                                             -----------

      Net loss                                              $(8,360,743)
                                                            ============

      Basic loss per share                                      $ (0.33)
                                                              ==========

      Diluted loss per share                                    $ (0.33)
                                                              ==========

      Weighted-average shares outstanding                     25,407,152
                                                              ==========

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS AND FUTURE PERFORMANCE OF THE COMPANY WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES" OR SIMILAR LANGUAGE. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS. THE CAUTIONARY STATEMENTS MADE IN THIS DOCUMENT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS DOCUMENT. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD LOOKING STATEMENTS. THE
COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE INFORMATION SET

                                     13
                                 Page 13 of 76

FORTH BELOW UNDER THE CAPTION "RISK FACTORS" IN ADDITION TO THE OTHER INFORMATION SET FORTH HEREIN.

Overview

The Company was incorporated in Nevada in February 1999 and is developing second-generation Internet technology products. The Global Information Gateway
(GIG) is the Company's first product. The GIG aggregates news and other information customized to the users preference and delivered to the desktop in real time. The Corporation Information Gateway (CIG) is a branded version of the Global Information Gateway. By deploying the CIG, companies create a two-way communication link and establish a permanent presence on the user's desktop. The CIG provides business to business (B2B) and business to consumer (B2C) marketing solutions.

From its inception to date, the Company has incurred costs associated with the development and launch of its products, probable markets, and business. The Company has established relationships with information providers that increase the quality and marketability of the Company's products. While there is no assurance, management believes that the Company's products will commence generating revenues during the second quarter of 2000.

The Company has historically financed its operations to date through the sale of its common stock. Since inception through December 31, 1999, the company issued 26,413,052 shares of its common stock. The Company raised $2.9 million, net of offering costs, from four accredited investors as follows: (i) February 1999 ("the February Offering") - Issuance of 2,666,664 shares of common stock in exchange for $900,000; and (ii) Issuance of options under Rule 506 of Regulation D, promulgated under Section 4 (2) of the Securities Act of 1933, to acquire units comprised of 2,400,000 shares of common stock, and 1,200,000 warrants exercisable at $1.25 per share, and options to acquire 581,672 shares of common stock at an aggregate exercise price of $31,250 in exchange for $2.3 million cash. The February 1999 Offering was conducted under Rule 504. It provided the necessary seed capital to commence implementation of the Company's business plan. 2,400,000 of these shares are currently restricted and subject to a demand registration rights as of January 1, 2000. The 2,400,000 shares and the shares underlying the 1,200,000 warrants are subject to reasonable underwriter trading restrictions in the event of a public offering. The investors holding these securities are also entitled to anti-dilution rights in the event the Company issues stock at less than $1.25 per share.

In June 1999, the Company entered into a private placement agreement to offer up to $12,000,000 worth of shares of common stock for 4,000,000 shares. The Company extended the minimum offering of $600,000 through October 31, 1999, for which the minimum was timely met. The Company is also issuing two warrants for every six shares of common stock to investors that provide a minimum of $18,000 at an exercise price of $5 per share with a two-year term. The shares underlying these warrants shall be subject to piggy-back registration rights. Institutional investors shall receive the same type and number of warrants, except the exercise price shall be $5 per share. The Company shall pay to each broker-dealer warrants to purchase shares equal to 10% of the Company's common stock sold by such broker-dealer with an exercise price of $7.50. The shares are

                                     14
                                 Page 14 of 76
not freely traded until the registration of the private placement agreement. The warrants may be exercised, commencing upon the date the Company closes a public offering of its stock pursuant to a Registration Statement registering the shares underlying the warrants and terminating 180 days thereafter. The investment period expired on December 1, 1999.

At December 31, 1999, a total offering of $1,201,247, net of offering costs, was completed, and 458,334 shares of common stock were issued.

In connection with the offering, the Company granted 113,106 warrants to investors at December 31, 1999 at an exercise price of $5 per share. The Company further granted 45,832 warrants to broker-dealers at an exercise price of $7.50 per share.

On December 5, 1999, the Company entered into another private placement agreement to offer up to $4,000,000 worth of units to accredited investors with a minimum offering of $2,000,000. As of December 31, 1999, no common stock or warrants have been issued in connection with this agreement. Subsequent to December 31, 1999, the Company received $2,910,978, net of offering costs, and issued 1,301,600 shares of common stock. Each unit was comprised of six shares of the Company's common stock and two warrants at an exercise price of $5 per share. The warrants may be exercised, commencing upon the date the Company closes a public offering of its stock pursuant to a Registration Statement registering the shares underlying the warrants and terminating three years thereafter. Each warrant shall be callable upon providing the holder 20 days' written notice in the event the shares have been registered and the closing bid price of the shares is at a price of $10 per share during 10 consecutive trading days. The securities comprising the units shall not be detachable unless and until a Registration Statement is declared effective.

The offering also included distribution of warrants to broker-dealers in the amount of 20% of the aggregate proceeds raised by a broker, divided by 3.75 at an exercise price of $5 per share. In the event the Company registers its securities, the Company shall register the shares and the shares underlying the warrants, subject to a trading lock-up, (i) upon the effective date of the Registration Statement ("the Effective Date"), 33.33% of such securities shall be free trading; (ii) 45 days after the Effective Date, 33.33% of such securities shall be free-trading, and (iii) 90 days after the Effective Date, 33.33% of such securities shall be free-trading. In the event the Company has not filed a Registration Statement registering the shares and the shares underlying the warrants prior to July 1, 2000, then a majority of the holders of the units issued shall have the right to demand that the Company immediately register all such securities. In the event of such a demand, then upon the first of each month after such demand during which the Registration Statement is not effective, commencing no earlier then October 1, 2000, the number of warrants issued hereunder shall be increased, on a pro-rata basis, to the holders of the units, by an amount equal to 2% of the warrants issued.

On December 3, 1999, the Company entered into a subscription agreement to offer units at a price of $9 per unit. For Investors investing at least $1,000,000, the price per unit will be decreased to $7.50 per unit. Each unit is comprised of six shares of the Company's common stock and two warrants. There is no minimum or maximum total investment related to this agreement. The Company shall pay to each broker-dealer warrants to purchase shares equal to 10% of the Company's total units issued. All warrants shall have an exercise price of $5 per share. In the event the Company has not filed a Registration Statement on or

                                     15
                                 Page 15 of 76
prior to September 1, 2000, the investor shall have the right to demand registration of the shares and the warrant shares, and the number of warrants issued shall be increased by 5% of the original number of warrants issued, commencing September 1, 2000 and upon the first of each month thereafter, until the shares and warrants are registered. In the even the Company, during the six-month period of time following the date of the agreement, sells shares at less than $3 per share (or $2.50 per share in the event an investor is providing $1,000,000), then the Company shall be required to issue additional securities to the investor in an amount such that the investor would receive, in the aggregate, the same securities as if he had participated in the reduced price offering.

As of December 31, 1999, a total offering of $1,143,605, net of offering costs, was completed, and 500,002 shares of common stock were issued. In connection with the offering, a total of 16,667 and 166,670 warrants were issued to brokers and investors, respectively, subsequent to December 31, 1999. Subsequent to December 31, 1999, the Company received an additional $2,284,390, net of offering costs.

We have incurred significant net losses and negative cash flows from operations since our inception. At December 31, 1999, we had an accumulated deficit of $8,360,743. These losses have been funded primarily through the issuance of our equity securities. We intend to continue to invest heavily in marketing and brand development, content enhancements, and technology and infrastructure development. As a result, we believe that we will continue to incur net losses and negative cash flows from operations for the foreseeable future. Moreover, the rate at which these losses will be incurred may increase from current levels.

From inception through December 1999, the Company's selling, general and administrative expenses were $6,905,193. In addition, the Company incurred financing expenses of $1,557,335. These financing expenses are partially offset by income from investments in the amount of $19,303, miscellaneous income of $660, and debt forgiveness in the amount of $81,822, resulting in a net loss of $8,360,743.

We recorded cumulative deferred compensation of approximately $1,438,891 through December 31, 1999, which represents the difference between the exercise price of stock options granted in 1999, and the fair market value of the underlying common stock at the date of grant. The difference is recorded as a reduction of stockholders' equity and amortized over the vesting period of the applicable options. Options granted through December 1999 typically vest over 15 months, although a portion of those options vested immediately. Options granted after December 1999 generally vest over 36 months. Of the total deferred compensation amount, approximately $627,489 was amortized during the year ended December 31, 1999.

The amortization of deferred compensation is recorded as an operating expense. As a result, we currently expect to amortize the following amounts of deferred compensation annually:

       -      2000--$811,297
       -      2001--$    105

                                     16
                                 Page 16 of 76

As of December 31, 1999, the Company had current assets of $47,491, and $705,032 in furniture, equipment, and other assets, resulting in total assets of $752,523. The Company's current liabilities were $770,912.

Results of Operations

The Company is a development stage company and did not generate any operating revenues from inception on February 3, 1999 to December 31, 1999. The Company is currently focusing its efforts on developing quality products and establishing a large consumer base for these products. While there is no assurance, the Company anticipates that by developing quality products and establishing a consumer base, it will be in a position to generate revenues in the future. The Company's predecessor, Courtleigh Capital, had no operations accordingly there is no meaningful comparative data available for the year ending December 1998.

Operating Expenses
------------------

Product and Technology
----------------------

Product and technology expenses were $1,416,908 from inception to December 31, 1999. Product and technology expenses consist primarily of employee compensation relating to developing and enhancing the features and functionality of the Company's online media products, hosting and telecommunication costs; and content acquisition fees and revenue sharing arrangements related to agreements with third-party content providers under which we pay guaranteed fees and/or a portion of our revenues. We have, to date, expensed all product and technology costs as incurred. We believe that increased investment in new and enhanced features and technology is critical to attaining our strategic objectives and remaining competitive. Accordingly, we intend to continue recruiting and hiring experienced product and technology personnel and to make additional investments in product development and technological infrastructure. We expect that product expenditures will continue to increase in absolute dollars in future periods.

Marketing
---------

Marketing expenses were $1,840,260 from inception to December 31, 1999. Marketing expenses consist primarily of advertising and other marketing related expenses, compensation and employee related expenses, commissions, and travel costs. The Company anticipates marketing expenses will continue to increase in absolute dollars for the foreseeable future as we continue our branding strategy; partnership content programs; deploy a direct sales force; hire additional marketing personnel; and increase expenditures for marketing and promotion.

General and Administrative
--------------------------

General and administrative expenses were $2,783,480 from inception to December 31, 1999. General and administrative expenses consist primarily of compensation and fees for professional services, costs for general corporate functions, including finance, accounting and facilities.

                                     17
                                 Page 17 of 76

The Company anticipates that we will incur additional general and administrative expenses as we hire additional personnel and incur additional costs related to the growth of our business and our operation as a public company. Accordingly, we anticipate that general and administrative expenses will continue to increase in absolute dollars in future periods.

Financing Expense
-----------------

Financing expense was $1,557,335 from inception to December 31, 1999. Financing expense consists primarily of cost associated with the issuance of below market options and warrants.

Forgiveness of Debt
-------------------

Forgiveness of debt was $81,822 from inception to December 31, 1999.

Depreciation and Amortization
-----------------------------

Depreciation and amortization expenses were $237,056 from inception to December 31, 1999. We expect that depreciation and amortization expenses will continue to increase as we build the structure necessary to deploy and expand our products.

Stock-Based Compensation Expense
--------------------------------

We recorded deferred compensation of $1,438,891 from inception to December 31, 1999. Of the cumulative deferred compensation amount, $627,489 was recorded as an expense December 31, 1999. The unamortized balance is being amortized over the vesting period for the individual options, which is typically 15 months for options issued earlier than December 1999 and 36 months for options issued since that date.

Investment Income, Net
----------------------

Investment income, net of expense, was $19,303 from inception to December 31, 1999. Investment income includes income from cash and investments. Investment income in future periods may fluctuate as a result of fluctuations in average cash balances maintained by the Company and changes in the market rates of its investments.

Liquidity and Capital Resources

The Company has generated no revenues and does not anticipate generating revenue until the second quarter of year 2000. The Company anticipates that it will continue to incur net losses and negative cash flows from operations for the foreseeable future. Moreover, the rate at which these losses will be incurred may increase from current levels. As a result, the Company's sole source of capital during 1999 has been investment capital provided by third parties. Further, the Company anticipates it will require additional capital contributions to fund its operations during the year 2000. In December 1999, the Company commenced two private offerings of its securities. The Company raised $6,338,973 net of offering costs, of which $1,143,605 net of offering costs were received before December 31, 1999, for the issuance of 500,002 shares.

                                     18
                                 Page 18 of 76

From inception to December 31, 1999, cash used in operating activities was $4,997,907. Cash used in investing activities was $506,154 from inception to December 31, 1999. Capital expenditures have generally been comprised of purchases of computer hardware and software as well as leasehold improvements related to leased facilities and are expected to increase in future periods.

From inception to December 31, 1999, cash provided by financing activities of $5,536,852 was due primarily to the issuance of common stock.

The Company currently has no material commitments other than those under operating lease agreements. The Company has experienced a substantial increase in its capital expenditures and operating lease arrangements since its inception, which is consistent with increased staffing, and anticipates that this will continue in the future. Additionally, the Company will continue to evaluate possible acquisitions of or investments in businesses, products, and technologies that are complementary to those of the Company, which may require the use of cash. Management believes existing cash and investments will not be sufficient to meet the Company's operating requirements for the next twelve months; however, the Company may sell additional equity or debt securities or obtain credit facilities to further enhance its liquidity position. The sale of additional securities could result in additional dilution to the Company's shareholders.

Year 2000 Implications

To date, the Company has not experienced any major systems failure or other adverse consequences due to Year 2000 noncompliance. See "Risk Factors - Year 2000 Problems May Disrupt Our Internal Operations."

Risk Factors
------------

Risks Related To Our Financial Condition And Business Model
-----------------------------------------------------------

Our Limited Operating History Makes Evaluating Our Business Difficult

The Company was incorporated in Nevada in February 1999. Accordingly, we have only a limited operating history for you to evaluate our business. You must consider the risks, expenses and uncertainties that a development stage company like ours faces. These risks include our ability to:

     - Increase awareness of the our Internet brands and continue to build user loyalty;

     -    Expand the content and services on our network;

     -    Attract a larger audience to our network;

     -    Attract a large number of advertisers from a variety of industries;

     -    Maintain our current, and develop new, strategic relationships;

     -    Respond effectively to competitive pressures; and

                                     19
                                 Page 19 of 76

     -    Continue to develop and upgrade our technology.

If we are unsuccessful in addressing these risks, our business, financial condition and results of operations will be materially and adversely affected.

We Have Never Made Money And Expect Our Losses To Continue

We have never been profitable. As of December 31, 1999, we had an accumulated deficit of approximately $8,360,743. We expect to continue to incur significant losses for the foreseeable future. Although the Company anticipates generating revenues, we expect to increase our spending significantly. Accordingly, we will need to generate significant revenues to achieve profitability. We may not be able to do so.

We Have Entered Into Reciprocal Advertising Agreements, Which Do Not Generate Cash Revenue

We have entered into reciprocal advertising arrangements under which we exchange advertising space on our network predominantly for advertising space on television and radio stations, rather than cash payments. We have not recognized any revenue or expense associated with these reciprocal agreements.
Reciprocal advertising arrangements do not generate any cash revenues.


Our future revenues and results of operations may significantly fluctuate due to a combination of factors, including:

     -    growth and acceptance of the Internet;

     -    our ability to attract and retain users;

     - demand for advertising on the Internet in general and on our network in particular;

     -    our ability to upgrade and develop our systems and infrastructure;

     -    technical difficulties that users may experience on our network;

     -    technical difficulties or system downtime;

     -    general economic conditions;

     -    acceptance and use of our products.

We May Not Be Able To Obtain Sufficient Funds To Grow Our Business

We intend to continue to grow our business. Because we expect to generate losses for the foreseeable future, we do not expect that income from our operations will be sufficient to meet these needs. Therefore, we will likely have

                                     20
                                 Page 20 of 76
substantial future capital requirements. Obtaining additional financing will be subject to a number of factors, including: market conditions; our operating performance; and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive for us. If we are unable to raise additional capital, our growth could be impeded.

Risks Related To Our Markets And Strategy
-----------------------------------------

If The Internet Is Not Widely Accepted As A Medium For Advertising And Commerce, Our Business Will Suffer

We expect to derive most of our revenue for the foreseeable future from Internet advertising, and to a lesser extent, from electronic commerce. If the Internet is not accepted as a medium for advertising and commerce, our business will suffer. The Internet advertising market is new and rapidly evolving. As a result, we cannot gauge its effectiveness or long-term market acceptance as compared with traditional media.

Advertisers and advertising agencies must direct a portion of their budgets to the Internet and, specifically, to our network. Many of our current or potential advertising and electronic commerce partners have limited experience using the Internet for advertising purposes and historically have not devoted a significant portion of their advertising budgets to Internet-based advertising. Advertisers that have invested substantial resources in other methods of conducting business may be reluctant to adopt a new strategy that may limit or compete with their existing efforts. In addition, companies may choose not to advertise on the GIG network if they do not perceive our audience demographic to be desirable or advertising on our network to be effective.

The Acceptance Of The Internet As A Medium For Advertising Depends On The Development Of A Measurement Standard

No standards have been widely accepted for the measurement of the effectiveness of Internet advertising. Standards may not develop sufficiently to support the Internet as an effective advertising medium. If these standards do not develop, advertisers may choose not to advertise on the Internet in general or, specifically, on our network. This would have a material adverse effect on our business, financial condition and results of operations.

We May Not Be Able To Develop Our Brands And Attract Users To Our Network

Maintaining our brands is critical to our ability to expand our user base and our revenues. We believe that the importance of brand recognition will increase as the number of Internet sites in our target markets grows. In order to attract and retain Internet users, advertisers and electronic commerce partners, we intend to increase substantially our expenditures for creating and maintaining brand loyalty.

Our success in promoting and enhancing our brands will also depend on our success in providing high quality content, features and functionality. If we fail to promote our brands successfully or if visitors to our network or advertisers do not perceive our services to be of high quality, the value of our brands could be diminished. This could have a material and adverse effect on our business, financial condition and results of operations.

                                     21
                                 Page 21 of 76

We May Not Be Able To Successfully Adapt To New Internet Advertising Pricing Models

It is difficult to predict which pricing model, if any, will emerge as the industry standard. This makes it difficult to project our future advertising rates and revenues. Our advertising revenues could be adversely affected if we are unable to adapt to new forms of Internet advertising or we do not adopt the most profitable form.

We May Not Be Able To Track The Delivery Of Advertisements On Our Network In A Way That Meets The Needs Of Our Advertisers

It is important to our advertisers that we accurately measure the demographics of our user base and the delivery of advertisements on our network. Companies may choose to not advertise on our network or may pay less for advertising if they do not perceive our ability to track and measure the delivery of advertisements to be reliable. We depend on third parties to provide us with some of these measurement services. If they are unable to provide these services in the future, we would need to perform them ourselves or obtain them from another provider. This could cause us to incur additional costs or cause interruptions in our business during the time we are replacing these services. We are currently implementing additional systems designed to record information on our users. If we do not implement these systems successfully, we may not be able to accurately evaluate the demographic characteristics of our users.

We Expect To Continue To Rely Heavily On Advertising Revenues And If We Do Not Increase Our Advertising Sales, Our Business Will Not Grow As Expected

We depend on our advertising sales department to maintain and increase our advertising sales. Our business, financial condition and results of operations could be materially and adversely affected if our advertising sales department is not effective. As of December 31, 1999, our advertising sales department consisted of over 50 employees. Although we expect our advertising sales department to grow, it can take a relatively long period of time before new sales personnel become productive.

We May Not Be Able To Effectively Manage Our Expanding Operations

We have recently experienced a period of rapid growth. This has placed a significant strain on our managerial, operational and financial resources. To accommodate this growth, we must implement new or upgraded operating and financial systems, procedures and controls throughout the Company. We may not succeed with these efforts. Our failure to expand and integrate these areas in an efficient manner could cause our expenses to grow, our revenues to grow more slowly than expected and could otherwise have a material adverse effect on our business, financial condition and results of operations.

Our Business And Growth Will Suffer If We Are Unable To Hire And Retain Key Personnel That Are In High Demand

We depend on the services of our senior management and key technical personnel. In particular, our success depends on the continued efforts of our Chairman and Chief Executive Officer, Michael Calderone. The loss of the services of the executive officer or any of our key management, sales or technical personnel

                                     22
                                 Page 22 of 76
could have a material adverse effect on our business, financial condition and results of operations. In addition, our success is largely dependent on our ability to hire highly qualified managerial, sales and technical personnel. These individuals are in high demand and we may not be able to attract the staff we need.

Financing For Future Joint Ventures, Acquisitions Or Alliances May Not Be Available Or May Dilute Existing Stockholders

We do not know if we will be able to identify any future joint ventures, acquisitions or alliances or that we will be able to successfully finance these transactions. A failure to identify or finance future transactions may impair our growth. In addition, to finance these transactions, it may be necessary for us to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may impact our operations and, in the case of equity financings, may result in dilution to existing stockholders.

We May Not Be Able To Compete Effectively Against Our Competitors

There are many companies that provide Web sites and online destinations. Competition for visitors, advertisers and electronic commerce partners is intense and is expected to increase significantly in the future. Increased competition could result in: lower advertising rates; price reductions and lower profit margins; loss of visitors; reduced page views; or loss of market share. Any one of these could materially and adversely affect our business, financial condition and results of operations.

In addition, our competitors may develop content that is better than ours or that achieves greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. A loss of users to our competitors may have a material and adverse effect on our business, financial condition and results of operations.

We Will Not Be Able To Attract Visitors Or Advertisers If We Do Not Continually Enhance And Develop The Content And Features Of Our Network

To remain competitive, we must continue to enhance and improve our content. In addition, we must: continually improve the responsiveness, functionality and features of our network; and develop other products and services that are attractive to users and advertisers.

We may not succeed in developing or introducing features, functions, products and services that visitors and advertisers find attractive in a timely manner. This would likely reduce our visitor traffic and materially and adversely affect our business, financial condition and results of operations.

We Rely For Our Content On Third Parties Who May Make Their Content Available To Our Competitors

We constantly attempt to determine what content, features and functionality our target audience wants. We rely to a large extent on third parties for our content, much of which is easily available from other sources. If other networks present the same or similar content in a superior manner, it would adversely affect our visitor traffic.

                                     23
                                 Page 23 of 76

If We Fail To Establish And Maintain Strategic Relationships With Content Providers, Electronic Commerce Merchants And Technology Providers, We May Not Be Able To Attract And Retain Users

We have focused on establishing relationships with leading content providers, electronic commerce merchants, and technology and infrastructure providers. Our business depends extensively on these relationships. Because most of our agreements with these third parties are not exclusive, our competitors may seek to use the same partners as we do and attempt to adversely impact our relationships with our partners. We might not be able to maintain these relationships or replace them on financially attractive terms.

If the parties with which we have these relationships do not adequately perform their obligations, reduce their activities with us, choose to compete with us or provide their services to a competitor, we may have more difficulty attracting and maintaining visitors to our network and our business, financial condition and results of operations could be materially and adversely affected. Also, we intend to actively seek additional relationships in the future. Our efforts in this regard may not be successful.

Risks Related To The Internet And Our Technology Infrastructure Unexpected Network Interruptions Caused By System Failures May Result In Reduced Visitor Traffic, Reduced Revenue And Harm To Our Reputation

The ability to provide timely information and continuous updates depends on the efficient and uninterrupted operation of the Company's computer and communications hardware and software systems. Similarly, the ability to track, measure, and report the delivery of advertisements on the site depends on the efficient and uninterrupted operation of its system. These systems and operations are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, and computer viruses, intentional acts of vandalism and similar events.

The Company has a disaster recovery plan that generates a two-week tape rotation and full backup for all tape devices. CD-Rom will back up historical data requiring long-term storage. Two copies will be made for each archive created. Data on the local are a network is backed up to a tape drive on a nightly basis. Additionally, the Company has a state of the art network that is designed to run 24 hours a day, seven days a week. Drives in the servers can be switched without shutting down the system. Backup generators are in place that will enable the network to shut down properly in the event of total power loss. The network can run independently for up to ten minutes of a brown out. Despite these precautions, there is always the danger that human error or sabotage could substantially disrupt the web site and the Global Information Gateway(TM) technology.

                                     24
                                 Page 24 of 76

Concerns About Security Of Electronic Commerce Transactions And Confidentiality Of Information On The Internet May Reduce The Use Of Our Network And Impede Our Growth

A significant barrier to electronic commerce and confidential communications over the Internet has been the need for security. Internet usage could decline if any well-publicized compromise of security occurred. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches. Unauthorized persons could attempt to penetrate our network security. If successful, they could misappropriate proprietary information or cause interruptions in our services. As a result, we may be required to expend capital and resources to protect against or to alleviate these problems. Security breaches could have a material adverse effect on our business, financial condition and results of operations.

Computer Viruses May Cause Our Systems To Incur Delays Or Interruptions And May Adversely Affect Our Business

Computer viruses may cause our systems to incur delays or other service interruptions. In addition, the inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability. Moreover, if a computer virus affecting our system is highly publicized, our reputation could be materially damaged and our visitor traffic may decrease.

Year 2000 Problems May Disrupt Out Internal Operations

Many currently installed computer systems and software products only accept two digits to identify the year in any date. Therefore, the year 2000 will appear as "00", which the system might consider to be the year 1900 rather than the year 2000. This could result in system failures, delays or miscalculations causing disruptions to our operations. Our failure to correct a material Year 2000 problem could have a material adverse effect on our business, financial condition and results of operations.

The Company has completed a comprehensive review of its computer systems to identify the systems that could be affected by ongoing Year 2000 problems. Upgrades to systems judged critical to business operations have been successfully installed. To date, no significant costs have been incurred in the Company's systems related to the Year 2000.

Based on the review of the computer systems, management believes all action necessary to prevent significant additional problems has been taken. While the Company has taken steps to communicate with outside suppliers, it cannot guarantee that they have all taken the necessary steps to prevent any service interruption that may affect the Company.

Risks Related To Legal Uncertainty We May Become Subject To Burdensome Government Regulations And Legal Uncertainties Affecting The Internet Which Could Adversely Affect Our Business

To date, governmental regulations have not materially restricted use of the Internet in our markets. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from delivering our products and services over the Internet. In addition to new laws

                                     25
                                 Page 25 of 76
and regulations being adopted, existing laws may be applied to the Internet. New and existing laws may cover issues that include: sales and other taxes; user privacy; pricing controls; characteristics and quality of products and services; consumer protection; cross-border commerce; libel and defamation; copyright, trademark and patent infringement; pornography; and other claims based on the nature and content of Internet materials.

Unauthorized Use Of Our Intellectual Property By Third Parties May Adversely Affect Our Business

We regard our copyrights, service marks, trademarks, trade secrets and other intellectual property as critical to our success. Unauthorized use of our intellectual property by third parties may adversely affect our business and our reputation. We rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries are uncertain and still evolving. The laws of some foreign countries are uncertain or do not protect intellectual property rights to the same extent as do the laws of the United States.


































                                     26
                                 Page 26 of 76

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Preference Technologies, Inc.
(formerly StockUp.com, Inc.)

We have audited the accompanying balance sheet of Preference Technologies, Inc. (formerly StockUp.com, Inc.) (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' deficit and cash flows for the period from February 3, 1999 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Preference Technologies, Inc. (formerly StockUp.com, Inc.) as of December 31, 1999, and the results of its operations and its cash flows for the period from February 3, 1999 (inception) to December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a net loss of $8,360,743 during the period from February 3, 1999 (inception) to December 31, 1999, and it had negative cash flows from operations of $4,997,907. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Singer Lewak Greenbaum & Goldstein LLP
------------------------------------------
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP


Los Angeles, California
February 4, 2000

                                     27

                                                 PREFERENCE TECHNOLOGIES, INC.
                                                  (formerly STOCKUP.COM, INC.)
                                                 (A DEVELOPMENT STAGE COMPANY)
                                                                 BALANCE SHEET
                                                             December 31, 1999
--------------------------------------------------------------------------------

                                     ASSETS

Current assets
     Cash and cash equivalents                                    $    32,791
     Notes receivable - employees                                      14,700
                                                                  -----------
         Total current assets                                          47,491

Furniture and equipment, net                                          637,276
Other assets                                                           67,756
                                                                  -----------
                  Total assets                                    $   752,523
                                                                  ===========


                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
     Accounts payable and accrued expenses                        $   770,912
                                                                  -----------
         Total current liabilities                                    770,912
                                                                  -----------
Commitments and contingencies

Stockholders' deficit
     Common stock, $0.001 par value
         50,000,000 shares authorized
         26,413,052 shares issued and outstanding                      26,413
     Additional paid-in capital                                     8,315,941
     Deficit accumulated during the development stage              (8,360,743)
                                                                  -----------
              Total stockholders' deficit                             (18,389)
                                                                  -----------
                  Total liabilities and stockholders' deficit     $   752,523
                                                                  ===========



   The accompanying notes are an integral part of these financial statements.

                                     28
                                 Page 28 of 76

                                                 PREFERENCE TECHNOLOGIES, INC.
                                                  (formerly STOCKUP.COM, INC.)
                                                 (A DEVELOPMENT STAGE COMPANY)
                                                       STATEMENT OF OPERATIONS
         For the Period from February 3, 1999 (Inception) to December 31, 1999
--------------------------------------------------------------------------------

Selling, general, and administrative expenses   $  6,905,193
                                                ------------

Loss from operations                              (6,905,193)
                                                ------------

Other income (expense)
     Interest income                                  19,303
     Forgiveness of debt                              81,822
     Financing expense                            (1,557,335)
     Miscellaneous income                                660
                                                ------------

         Total other income (expense)             (1,455,550)
                                                ------------

Net loss                                        $ (8,360,743)
                                                ============

Basic loss per share                            $      (0.33)
                                                ============

Diluted loss per share                          $      (0.33)
                                                ============

Weighted-average shares outstanding               25,407,152
                                                ============









  The accompanying notes are an integral part of these financial statements.

                                     29

                                                 PREFERENCE TECHNOLOGIES, INC.
                                                  (formerly STOCKUP.COM, INC.)
                                                 (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENT OF STOCKHOLDERS' DEFICIT
         For the Period from February 3, 1999 (Inception) to December 31, 1999
--------------------------------------------------------------------------------

                                                                                         Deficit
                                                                                       Accumulated
                                      Common Stock                     Additional       During the
                             ---------------------------------           Paid-In       Development
                                 Shares            Amount                Capital           Stage            Total
                                 ------            ------                -------           -----            -----
Balance, February 3,
   1999 (inception)                        -       $         -       $         -          $     -        $        -
Initial capitalization               931,384               931              (931)                                 -
Shares issued in
   merger                         18,000,000            18,000           350,178                            368,178
Issuance of common
   stock in private
   placement in
   February 1999                   5,066,664             5,067         3,194,933                          3,200,000
Offering costs in
   February 1999                                                        (300,000)                          (300,000)
Issuance of common
   stock in private
   placement in
   June 1999                         458,334               458         1,374,546                          1,375,004
Offering costs in
   June 1999                                                            (173,757)                          (173,757)
Issuance of common
   stock in private
   placement in
   December 1999                     500,002               500         1,299,500                          1,300,000
Offering costs in
   December 1999                                                        (156,395)                          (156,395)
Issuance of common
   stock for legal
   services                        1,000,000             1,000            99,000                            100,000
Issuance of stock
   options for legal
   services                                                               35,000                             35,000
Issuance of stock
   options for
   consulting services                                                    30,000                             30,000
Issuance of common
   stock for employee
   bonuses                            38,000                38            37,962                             38,000



  The accompanying notes are an integral part of these financial statements.

                                     30

                                                 PREFERENCE TECHNOLOGIES, INC.
                                                  (formerly STOCKUP.COM, INC.)
                                                 (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENT OF STOCKHOLDERS' DEFICIT
         For the Period from February 3, 1999 (Inception) to December 31, 1999
--------------------------------------------------------------------------------

                                                                                Deficit
                                                                              Accumulated
                                      Common Stock             Additional      During the
                             ---------------------------       Paid-In        Development
                                 Shares       Amount           Capital           Stage          $  Total
                                 -----------------------------------------------------------------------
Issuance of common
   stock for employee
   settlement                    12,000   $        12        $    49,488      $                 $   49,500
Issuance of below-
   market
     stock options                                               864,335                            864,335
     warrants                                                    693,000                            693,000
Issuance of below-
   market stock options
   to employees                                                  627,489                            627,489
Issuance of common
   stock for cash               406,668           407            291,593                            292,000
Net loss                                                                        (8,360,743)      (8,360,743)
                             ----------    ----------        -----------      ------------      -----------

Balance, December 31,
   1999                      26,413,052    $   26,413        $ 8,315,941      $ (8,360,743)     $   (18,389)
                             ==========    ==========        ===========      ============      ===========


















   The accompanying notes are an integral part of these financial statements.

                                     31
                                 Page 31 of 76

                                                   PREFERENCE TECHNOLOGIES, INC.
                                                    (formerly STOCKUP.COM, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                          STATEMENT OF CASH FLOW
           For the Period from February 3, 1999 (Inception) to December 31, 1999
--------------------------------------------------------------------------------

Cash flows from operating activities
  Net loss                                                          $(8,360,743)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                                     237,056
      Common stock issued for services                                  165,000
      Common stock issued for employee bonuses                           38,000
      Common stock issued for employee settlement                        49,500
      Financing expense recognized for issuing below-market warrants    693,000
      Financing expense recognized for issuing below-market stock
          options                                                       864,335
      Compensation expense recognized for issuing below-market
          stock options                                                 627,489
  (Increase) decrease in
      Notes receivable - employees                                      (14,700)
      Other assets                                                      (67,756)
  Increase in
      Accounts payable and accrued expenses                             770,912
                                                                     -----------

                Net cash used in operating activities                (4,997,907)
                                                                     -----------

Cash flows from investing activities
  Purchase of furniture and equipment                                  (506,154)
                                                                     -----------

                Net cash used in investing activities                  (506,154)
                                                                     -----------

Cash flows from financing activities
  Proceeds from issuance of common stock                                292,000
  Proceeds from private placement of common stock                     5,875,004
  Offering costs                                                       (630,152)
                                                                    -----------

                Net cash provided by financing activities             5,536,852
                                                                    -----------

                  Net increase in cash and cash equivalents              32,791

Cash and cash equivalents, beginning of period                               --
                                                                    -----------

Cash and cash equivalents, end of period                            $    32,791
                                                                    ===========



The accompanying notes are an integral part of these financial statements.

                                     32
                                 Page 32 of 76

                                                 PREFERENCE TECHNOLOGIES, INC.
                                                  (formerly STOCKUP.COM, INC.)
                                                 (A DEVELOPMENT STAGE COMPANY)
                                                       STATEMENT OF CASH FLOWS
         For the Period from February 3, 1999 (Inception) to December 31, 1999
--------------------------------------------------------------------------------


Supplement disclosures of cash flow information
During the period from February 3, 1999 (inception) to December 31, 1999, the Company paid no income taxes or interest.


Supplemental schedule of non-cash investing and financing activities
During the period from February 3, 1999 (inception) to December 31, 1999, the Company acquired furniture and equipment valued at $368,178 in exchange for 18,000,000 shares of the Company's common stock. The equipment is recorded as furniture and equipment on the accompanying balance sheet.


























  The accompanying notes are an integral part of these financial statements



                                     33
                                 Page 33 of 76

                                                   PREFERENCE TECHNOLOGIES, INC.
                                                    (formerly STOCKUP.COM, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS

      Preference Technologies, Inc. (the "Company") was incorporated in Nevada in February 1999 under its former name StockUp.com, Inc. Effective February 23, 2000, StockUp.com, Inc. officially changed its name to Preference Technologies, Inc.

      The Company is developing second-generation Internet technology(TM) products that will be licensed to other websites and distributed to end users. The Company's products offer the end user increased levels of customization and interactivity. Websites deploying the technology will benefit from increased traffic, enhanced user retention, and the ability to build targeted aggregate marketing profiles of users.

      Courtleigh Capital, Inc. ("Courtleigh"), a Kansas corporation and a publicly traded corporation, was first incorporated under the name ANCR, Inc. on July 30, 1985 under the laws of the State of Colorado. ANCR, Inc. became an inactive shell corporation, and on July 23, 1997 changed its name to CEA Lab, Inc. Furthermore, on October 16, 1995, CEA Lab, Inc. reincorporated in the State of Kansas and subsequently changed its name to Courtleigh Capital, Inc. In February 1999, Courtleigh subsequently changed its name to StockUp.com, Inc. and reincorporated in the State of Nevada.

      On December 30, 1998, Marketing Direct Concepts, Inc. ("MDC"), a Nevada corporation, entered into an Asset Purchase and Escrow Agreement, whereby it sold assets and liabilities, valued at $368,178, to the Company in exchange for 18,000,000 shares of Courtleigh's common stock.

      Courtleigh had minimal assets and liabilities at the date of the acquisition and did not have operations prior to the acquisition. Therefore, no pro forma information is presented.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation
      ---------------------
      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, during the period from February 3, 1999 (inception) to December 31, 1999, the Company incurred a net loss of $8,360,743, and it had negative cash flows from operations of $4,997,907. These factors raise substantial doubt about the Company's ability to continue as a going concern.



                                     34
                                 Page 34 of 76

                                                   PREFERENCE TECHNOLOGIES, INC.
                                                    (formerly STOCKUP.COM, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------

      NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Basis of Presentation (Continued)
      ---------------------
      Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the Company achieving a level of sales adequate to support the Company's cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

      In addition to the capital raised as of December 31, 1999 through private equity offerings, the Company is currently negotiating with certain investors about raising additional capital through private placement offerings. Unless the Company raises additional funds, either by debt or equity issuances, management believes that its current cash on hand will be insufficient to cover its working capital needs until the Company's sales volume reaches a sufficient level to cover operating expenses.

      Estimates
      ---------
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and Cash Equivalents
      -------------------------
      For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

      Development Stage Enterprise
      ----------------------------
      The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially





                                     35
                                 Page 35 of 76

                                                   PREFERENCE TECHNOLOGIES, INC.
                                                    (formerly STOCKUP.COM, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------

      NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Development Stage Enterprise (continued)
      ----------------------------------------
      all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

      Advertising
      -----------
      The Company expenses advertising costs as incurred. Advertising costs for the period from February 3, 1999 (inception) to December 31, 1999 were $1,155,580.

      Furniture and Equipment
      -----------------------
      Furniture   and  equipment   are  recorded  at  cost.   Depreciation   and
      amortization are provided using the straight-line method over estimated useful lives as follows:

            Furniture and equipment                        7 years
            Computer hardware and software                 3 years
            Leasehold Improvements           10 months (lease term)

      Maintenance and minor replacements are charged to expense as incurred. Leasehold improvements are amortized over the lease period or the useful life of the asset, whichever is shorter.

      Income Taxes
      ------------
      The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

      Net Loss per Share
      ------------------
      For the period from February 3, 1999 (inception) to December 31, 1999, the Company adopted SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the

                                                   PREFERENCE TECHNOLOGIES, INC.
                                                    (formerly STOCKUP.COM, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------

      NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Net Loss per Share (continued)
      ------------------------------
      weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the period from February 3, 1999 (inception) to December 31, 1999, the Company incurred a net loss; therefore, basic and diluted loss per share are the same.

      Stock Split
      -----------
      On February 22, 1999, the Company effected a one-for-13 reverse stock split of its common stock. All share and per share data have been retroactively restated to reflect this stock split.

      On September 14, 1999, the Company effected a two-for-one stock split of its common stock. All share and per share data have been retroactively restated to reflect this stock split.

      On February 23, 2000, the Company effected a two-for-one stock split of its common stock. All share and per share data have been retroactively restated to reflect this stock split.

      Fair Value of Financial Instruments
      -----------------------------------
      The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, notes receivable - employees, and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

      Concentrations of Credit Risk
      -----------------------------
      The financial instrument which potentially subjects the Company to concentrations of credit risk is cash. The Company places its cash with high quality financial institutions, and at times it may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of December 31, 1999, uninsured portions held at the financial institutions aggregated to $192,729.

      Recently Issued Accounting Pronouncements
      -----------------------------------------
      In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others." This statement is not applicable to the Company.

                                                   PREFERENCE TECHNOLOGIES, INC.
                                                    (formerly STOCKUP.COM, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------

      NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Recently Issued Accounting Pronouncements (continued)
      -----------------------------------------------------
      In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect adoption of SFAS No. 137 to have a material impact, if any, on its financial position or results of operations.

      Comprehensive Income
      --------------------
      The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financials statements since the Company did not have any of the items of comprehensive income in the period presented.

      NOTE 3 - FURNITURE AND EQUIPMENT

      Furniture and equipment at December 31, 1999 consisted of the following:

            Furniture and equipment                              $  101,985
            Computer hardware and software                          750,840
            Leasehold improvements                                   21,507
                                                                 ----------

                                                                    874,332
            Less accumulated depreciation and amortization          237,056
                                                                 ----------

               Total                                             $  637,276
                                                                 ==========

      Depreciation and amortization expense for the period from February 3, 1999 (inception) to December 31, 1999 was $237,056.





                                     38
                                 Page 38 of 76

                                                   PREFERENCE TECHNOLOGIES, INC.
                                                    (formerly STOCKUP.COM, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------

NOTE 4 - COMMITMENTS AND CONTINGENCIES

      Leases
      ------
      The Company leases certain facilities for its corporate and operations offices under long-term, non-cancelable operating lease agreements that expire through March 31, 2003. Future minimum aggregate lease payments under non-cancelable operating leases with initial terms of one year or more at December 31, 1999 were as follows:

            Years Ending
            December 31,
            ------------

               2000                                                 $  358,000
               2001                                                    360,000
               2002                                                    370,000
               2003                                                     93,000
                                                                    ----------
                  Total                                             $1,181,000
                                                                    ==========


      Rent expense for the period from February 3, 1999 (inception) to December 31, 1999 was $226,891.

      Litigation
      ----------
      The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position or results of operations.

      Employment Agreement
      --------------------
      During the period from February 3, 1999 (inception) to December 31, 1999, the Company entered into an employment agreement with a key officer of the Company. This officer will receive an annual salary of $225,000, a monthly personal allowance of $3,000, and all automobile expenses paid.


NOTE 5 - STOCKHOLDERS' DEFICIT

      Common Stock
      ------------
      In February 1999, the Company entered into an agreement with MDC to acquire furniture and equipment valued at $368,178 in exchange for 18,000,000 shares of common stock.


                                                   PREFERENCE TECHNOLOGIES, INC.
                                                    (formerly STOCKUP.COM, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------

      NOTE 5 - STOCKHOLDERS' DEFICIT (continued)

      Common Stock (continued)
      ------------------------
      In February 1999, the Company entered into an agreement to issue an aggregate of 1,000,000 shares of common stock for legal services rendered. The shares were to be issued according to three stages of completion. In connection with the issuance of the common stock, the Company recorded $100,000 of legal expenses.

      In March 1999, the Company entered into an agreement to issue 14,000 stock options at an exercise price of $2.50 per share for legal services rendered. In connection with this issuance, the Company recorded $35,000 of legal expenses.

      In July 1999, the Company issued 38,000 shares of common stock in lieu of bonuses to four employees. In connection with this issuance, the Company recorded $38,000 in bonus expense.

      In August 1999, the Company entered into an employee settlement agreement to issue 12,000 shares of common stock at $4.13 per share. The Company recorded $49,500 in settlement expense.

      In September 1999, the Company entered into a consulting agreement to issue a total of 30,000 stock options, vesting at a rate of 2,500 per month at an exercise price of $16.50 per share and expiring three years from each vesting period. As of December 31, 1999, 10,000 options have been issued and are outstanding. In connection with this issuance, the Company recorded $30,000 of consulting expense.

      Private Placement - February 1999
      ---------------------------------
      In February 1999, the Company entered into a subscription agreement to offer up to $900,000 worth of shares of common stock for 2,666,664 shares and $2,300,000 worth of units to accredited investors. Each unit was comprised of two shares of the Company's common stock (or 2,400,000 shares) and one warrant at an exercise price of $1.25 per share. The warrants are deemed granted below market value, for which an expense of $693,000 has been recorded. The warrants may be exercised, commencing upon the date the Company closes a public offering of its stock pursuant to a Registration Statement registering the shares underlying the warrants and terminating 30 days thereafter. The warrant holders have the right to demand registration of the shares if such shares have not been registered by January 1, 2000. In addition, the warrants are callable at the option of the Company on and after the date that (i) the shares underlying the warrants are registered and (ii) the Company's common stock is traded on any exchange, at a Market Price, as defined below, equal to or exceeding $5 per share for 10 consecutive trading days. The Market Price shall be the closing bid price of the common stock.

      A total offering of $2,900,000, net of offering costs, was completed and collected at December 31, 1999.

                                                   PREFERENCE TECHNOLOGIES, INC.
                                                    (formerly STOCKUP.COM, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------

      NOTE 5 - STOCKHOLDERS' DEFICIT (continued)

      Private Placement - February 1999 (continued)
      ---------------------------------------------
      Stock options were granted in connection with the private placement, granting an aggregate of 581,672 shares at an aggregate exercise price of $31,250. The options were granted below market, for which an expense of $864,335 has been recorded.

      Private Placement - June 1999
      -----------------------------
      In June 1999, the Company entered into a private placement agreement to offer up to $12,000,000 worth of shares of common stock for 4,000,000 shares. The Company extended the minimum offering of $600,000 through October 31, 1999, for which the minimum was timely met. The Company is also issuing two warrants for every six shares of common stock to investors that provide a minimum of $18,000 at an exercise price of $5 per share with a two-year term. The shares underlying these warrants shall be subject to piggy-back registration rights. Institutional investors shall receive the same type and number of warrants, except the exercise price shall be $5 per share. The Company shall pay to each broker-dealer warrants to purchase shares equal to 10% of the Company's common stock sold by such broker-dealer with an exercise price of $7.50. The shares are not freely traded until the registration of the private placement agreement. The warrants may be exercised, commencing upon the date the Company closes a public offering of its stock pursuant to a Registration Statement registering the shares underlying the warrants and terminating 180 days thereafter. The investment period expired on December 1, 1999.

      Due to the investment period expiring, additional investments totaling $190,685 have been received, are held in escrow, and will be returned to the investors. An additional $52,200 was received by the Company for expired investments, which will be returned, and therefore is included in accounts payable on the Company's balance sheet at December 31, 1999.

      At December 31, 1999, a total offering of $1,201,247, net of offering costs, was completed, and 458,334 shares of common stock were issued.

      In connection with the offering, the Company granted 113,106 warrants to investors at December 31, 1999 at an exercise price of $5 per share. The Company further granted 45,832 warrants to broker-dealers at an exercise price of $7.50 per share.

                                                   PREFERENCE TECHNOLOGIES, INC.
                                                    (formerly STOCKUP.COM, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------

      NOTE 5 - STOCKHOLDERS' DEFICIT (continued)

      Private Placement - December 1999
      ---------------------------------
      On December 5, 1999, the Company entered into another private placement agreement to offer up to $4,000,000 worth of units to accredited investors with a minimum offering of $2,000,000. As of December 31, 1999, no common stock or warrants have been issued in connection with this agreement. Subsequent to December 31, 1999, the Company received $2,910,978, net of offering costs, and issued 1,301,600 shares of common stock. Each unit was comprised of six shares of the Company's common stock and two warrants at an exercise price of $5 per share. The warrants may be exercised, commencing upon the date the Company closes a public offering of its stock pursuant to a Registration Statement registering the shares underlying the warrants and terminating three years thereafter. Each warrant shall be callable upon providing the holder 20 days' written notice in the event the shares have been registered and the closing bid price of the shares is at a price of $10 per share during 10 consecutive trading days. The securities comprising the units shall not be detachable unless and until a Registration Statement is declared effective.

      The offering also included distribution of warrants to broker-dealers in the amount of 20% of the aggregate proceeds raised by a broker, divided by
      3.75 at an exercise price of $5 per share. In the event the Company registers its securities, the Company shall register the shares and the shares underlying the warrants, subject to a trading lock-up, (i) upon the effective date of the Registration Statement ("the Effective Date"), 33.33% of such securities shall be free trading; (ii) 45 days after the Effective Date, 33.33% of such securities shall be free-trading, and (iii) 90 days after the Effective Date, 33.33% of such securities shall be free-trading. In the event the Company has not filed a Registration Statement registering the shares and the shares underlying the warrants prior to July 1, 2000, then a majority of the holders of the units issued shall have the right to demand that the Company immediately register all such securities. In the event of such a demand, then upon the first of each month after such demand during which the Registration Statement is not effective, commencing no earlier then October 1, 2000, the number of warrants issued hereunder shall be increased, on a pro-rata basis, to the holders of the units, by an amount equal to 2% of the warrants issued.

      On December 3, 1999, the Company entered into a subscription agreement to offer units at a price of $9 per unit. For Investors investing at least $1,000,000, the price per unit will be decreased to $7.50 per unit. Each unit is comprised of six shares of the Company's common stock and two warrants. There is no minimum or maximum total investment related to this agreement. The Company shall pay to each broker-dealer warrants to purchase shares equal to 10% of the Company's total units issued. All warrants shall have an exercise price of $5 per share.

                                                   PREFERENCE TECHNOLOGIES, INC.
                                                    (formerly STOCKUP.COM, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------

      NOTE 5 - STOCKHOLDERS' DEFICIT (continued)

      Private Placement - December 1999 (continued)
      ---------------------------------------------
      In the event the Company has not filed a Registration Statement on or prior to September 1, 2000, the investor shall have the right to demand registration of the shares and the warrant shares, and the number of warrants issued shall be increased by 5% of the original number of warrants issued, commencing September 1, 2000 and upon the first of each month thereafter, until the shares and warrants are registered. In the event the Company, during the six-month period of time following the date of the agreement, sells shares at less than $3 per share (or $2.50 per share in the event an investor is providing $1,000,000), then the Company shall be required to issue additional securities to the investor in an amount such that the investor would receive, in the aggregate, the same securities as if he had participated in the reduced price offering.

      As of December 31, 1999, a total offering of $1,143,605, net of offering costs, was completed, and 500,002 shares of common stock were issued. In connection with the offering, a total of 16,667 and 166,670 warrants were issued to brokers and investors, respectively, subsequent to December 31, 1999. Subsequent to December 31, 1999, the Company received an additional $2,284,390, net of offering costs.

      In connection with the offering, 88,548 shares were duplicated, of which 44,548 have been retrieved, and the remaining will be cancelled.

      Stock Option Plan
      -----------------
      The Company's Board of Directors adopted the Option Agreement and Certificate (the "Agreement") in order to issue options to purchase common stock of the Company to certain employees, commencing on April 9, 1999. These options took two forms: a Series A option and a Series B option.

      The Series A options grant their holders the right to purchase common stock of the Company at $2.13 per share. Each Series A option is exercisable on the latter of the following: (i) the option holder has been employed full-time by the Company for six months or (ii) April 2, 2000. One-fifteenth of the shares granted by the option become exercisable each month. The option terminates two years after it first becomes exercisable or within three years from the date of issuance. However, if the option holder is terminated for violating the Company's employee manual, the option holder loses all rights in all vested and non-vested options. If the option holder's employment with the Company is terminated for any other reason, the holder retains all vested options, but all non-vested options immediately terminate. In addition, the non-vested options automatically terminate if there is a change in control of the Company. In addition, the options are not assignable.

                                                   PREFERENCE TECHNOLOGIES, INC.
                                                    (formerly STOCKUP.COM, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------

      NOTE 5 -STOCKHOLDERS' DEFICIT (continued)

      Stock Option Plan (continued)
      -----------------------------
      The Series B options are substantially similar to the Series A options with the following differences: (i) the option holder does not lose all rights in vested and non-vested options if his or her employment is terminated for violating the Company's employee manual; (ii) the option holder agrees not to work for any company developing Internet technology for six months following any termination of employment with the Company; and (iii) the key officer's options are assignable for the express purpose of attracting key management personnel to work for the Company. In addition, the exercise prices range from $2.13 to $5.48.

      Per SFAS No. 123, "Accounting for Stock-Based Compensation," the Company should incur additional compensation cost for the excess of the fair value of the modified options issued over the value of the original options at the date of the exchange. The Company thus added that incremental amount to the remaining unrecognized compensation cost for the original options at the December 31, 1999 pro forma disclosure and recognized the total amount over the remaining years of the remaining life of the options. The Company has adopted only the disclosure provisions of SFAS No. 123. It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options/warrants issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the period from February 3, 1999 (inception) to December 31, 1999:

            Net loss
               As reported                                        $ (8,360,743)
               Pro forma                                          $(15,545,081)
            Basic loss per common share
               As reported                                        $      (0.33)
               Pro forma                                          $      (0.61)

      These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the period from February 3, 1999 (inception) to December 31, 1999: dividend yield of 0%;




                                                   PREFERENCE TECHNOLOGIES, INC.
                                                    (formerly STOCKUP.COM, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------

      NOTE 5 - STOCKHOLDERS' DEFICIT (continued)

      Stock Option Plan (continued)
      -----------------------------
      expected volatility of 100%; risk-free interest rate of 5.5%; and expected life of one year. The weighted-average fair value of options granted during the period from February 3, 1999 (inception) to December 31, 1999 for which the exercise price was less than the Market Price at the grant date was $2.13. The exercise prices range from $2.13 to $5.48.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      The following summarizes the stock option transactions under the stock option plan:

                                                                      Weighted-
                                                                       Average
                                                      Stock Options   Exercise
                                                       Outstanding     Price
                                                      -------------  ----------

            Balance, February 3, 1999 (inception)               -    $       -
               Granted                                  4,294,198    $    2.16
                                                      -----------

            Outstanding, December 31, 1999              4,294,198    $    2.16
                                                      ===========

            Exercisable, December 31, 1999                      -    $       -
                                                      ===========

      The weighted-average remaining contractual life of the options outstanding is 1.03 years at December 31, 1999.

      During the period from February 3, 1999 (inception) to December 31, 1999, the Company issued 4,227,198 stock options to employees when the exercise price was less than the fair value of the Company's stock at the date of the grant. The Company incurred compensation expense of $1,438,891, of which $627,489 is recorded as of December 31, 1999, and the remainder will be expensed according to the vesting period of the options.


                                                   PREFERENCE TECHNOLOGIES, INC.
                                                    (formerly STOCKUP.COM, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------

NOTE 6 - INCOME TAXES

      As of December 31, 1999, the Company had $8,360,743 in net operating loss carryforwards that may be offset against future taxable income. No provision for income taxes for the period from February 3, 1999 (inception) to December 31, 1999 has been made, except for minimum state taxes, since the Company incurred a loss during the period. The deferred income tax benefit of the loss carryforward is the only significant deferred income tax asset or liability of the Company. It has been offset by a valuation allowance of the same amount since management does not believe the recoverability of this deferred tax asset is more likely than not. Accordingly, no deferred income tax benefit has been recognized in these financial statements.

NOTE 7 - YEAR 2000 ISSUE

      The Company has completed a comprehensive review of its computer systems to identify the systems that could be affected by ongoing Year 2000 problems. Upgrades to systems judged critical to business operations have been successfully installed. To date, no significant costs have been incurred in the Company's systems related to the Year 2000.

      Based on the review of the computer systems, management believes all action necessary to prevent significant additional problems has been taken. While the Company has taken steps to communicate with outside suppliers, it cannot guarantee that they have all taken the necessary steps to prevent any service interruption that may affect the Company.

























                                     46
                                 Page 46 of 76

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON
------------------------------------------------------
            ACCOUNTING AND FINANCIAL DISCLOSURE
            -----------------------------------


None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

The names and ages of the directors and executive officers of the Company as of December 31, 1999, are as follows:

        Name         Age                   Position                      Since
        ----         ---                   --------                      -----

Michael Calderone    40         Chief Executive Officer, Chairman of      1999
                                the Board, and President, Director

Kerry Nicponski      38         Chief Operating Officer, Director         1999

Leo Verheul          54         Chief Information Officer, Director       1999

Paul Yeager          61         Chief Financial Officer                   1999

Michael Calderone. Michael Calderone has 17 years of business experience. Mr. Calderone has served as Chief Executive Officer and President of the Company since February 3, 1999. From 1988 through 1991 Mr. Calderone was the President of two companies, Express Tel 900, which was a long distance service for 800 and 900 lines, and Access Media Network, a direct response advertising agency. From 1995 to 1998 Mr. Calderone was President of Marketing Direct Concepts Inc., a financial public relations firm.

Kerry Nicponski. Mr. Nicponski resigned as an officer, director and employee of the Company effective March 9, 2000. Kerry Nicponski possesses 14 years experience in business and high technology, as well as computer programming. Mr. Nicponski served as Chief Operating Officer of the Company from February 3, 1999 to March 9, 2000. During his tenure in Utah and Nevada from 1996 through 1999, Mr. Nicponski worked with a number of businesses, including Household Credit Services and NOS Communications. Mr. Nicponski holds credentials as both a Microsoft Certified Professional and a Microsoft Solution Provider. In 1989 Mr. Nicponski received his Bachelors of Science in Business Administration and Computer Sciences at Southern University Utah. In 1996 Mr. Nicponski filed and obtained a discharge from bankruptcy.

Leo Verheul. Leo Verheul has served as Chief Information Officer of the Company since May 17, 1999. From April 1997 to April 1999 he was appointed by Governor Pete Wilson to the position of Chief Information Officer and deputy director of the IS Division for the State of California, Department of Motor Vehicles. From April 1995 to April 1999 he was Chief Information Officer of Kaiser - Hill, LLC, one of the largest engineering, construction and consulting services companies in the United States, where he assumed the leadership role of all statewide IT

                                     47
functions. On September 22, 1995, Mr. Verheul filed for bankruptcy in the Sacramento Division of the U.S Bankruptcy court. On January 11, 1996, the U.S. Bankruptcy Court - Easter District of California (Case No. 95-29029-C-7) entered an order for Discharge of Debtor.

Paul Yeager. Paul Yeager has served as Chief Financial Officer of the Company since August 23, 1999. Mr. Yeager comes to the Company from the privately held Color Spot Nurseries, the largest wholesale nursery in the United States, where he worked as Chief Financial Officer for from January 1997 to August 1998. During his tenure at Color Spot, sales rose from $50 million to more than $200 million annually. Prior to Color Spot, Mr. Yeager spent 20 years as Chief Financial Officer for The Scotts Company -- the billion-dollar world leader in lawn and garden chemical technologies and consumer products - guiding the company through its Initial Public Offering and secondary offerings.

Section 16(a) Beneficial Ownership Reporting Compliance

Each of the Company's Section 16(a) reporting persons are currently late in filing Section 16(a) reports. The Company anticipates that such reports will be filed by such persons at or about the same time as this Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

Summary Compensation Table
--------------------------

      The following table sets forth the annual compensation paid and accrued by the Company since inception to the executive officers to whom the Company paid in excess of $100,000, including cash and issuance of securities.

-------------------------------------------------------------------------------------------------
                         Annual Compensation                Long Term              All Other
                         -------------------                ---------              ---------
                                                           Compensation           Compensation
                                                           ------------           ------------
------------------------------------------------------------------------------------------------
                                                      Restricted   Securities
                                                      ----------   ----------
Name and Principal  Year   Salary    Bonus  Other     Stock        Underlying
------------------  ----   ------    -----  -----     -----        ----------
     Position                ($)      ($)    ($)      Awards       Options
     --------                ---      ---    ---      ------       -------
------------------------------------------------------------------------------------------------
Michael Calderone   1999   $225,000  $0    $36,000(1) 0            2,400,000(2)   $0
Chief Executive
Officer, President
------------------------------------------------------------------------------------------------
Paul Yeager         1999   $100,000  $0    $0         0              400,000(3)   $0
Chief Financial Officer
------------------------------------------------------------------------------------------------
--------------------

1.   Consists of a $3,000 monthly personal allowance and automobile expense.
2. Granted April 9, 1999 at an exercise price of $2.13 and vesting over 15 months. Such options expire April 2, 2002.
3. Granted August 23, 1999 at an exercise price of $2.13 and vesting over 15 months. Such options expire April 2, 2002.

                                       48

                    Options/SAR Grants In Last Fiscal Year

----------------------------------------------------------------------------------------------------------------------
                                                                                       Potential Realizable Value at
                                                                                       -----------------------------
                                              Individual Growth                        Assumed Annual Rates of Stock
                                              -----------------                        -----------------------------
                                                                                       Price Appreciation for Option
                                                                                       -----------------------------
                                                                                                    Term
                                                                                                    ----
                                            % of Total
                                            ----------
                          Options/SARs     Options/SARs     Exercise or   Expiration
                          ------------     ------------     -----------   ----------
         Name              Granted (#)      Granted to      Base Price       Date
         ----              -----------      ----------      ----------       ----
                                           Employees in         ($)                        5% ($)         10% ($)
                                           -------------        ---                        ------         -------
                                            Fiscal Year
----------------------------------------------------------------------------------------------------------------------
Michael Calderone
Chief Financial             2,400,000           56%             2.13        4-2-02        854,400        1,435,200
Officer and President
----------------------------------------------------------------------------------------------------------------------
Kerry Nicponski              280,000
Chief Operating Officer                          7%             2.13        4-2-02         99,680          167,440
----------------------------------------------------------------------------------------------------------------------
Leo Verheul
Chief Information            100,000             2%             2.13        4-2-02         35,600           59,800
Officer
----------------------------------------------------------------------------------------------------------------------
Paul Yeager
Chief Financial Officer      400,000             9%             2.13        4-2-02        142,400          289,200
----------------------------------------------------------------------------------------------------------------------

Aggregated Option and SAR Exercises in Fiscal Year-End Option/SAR Values
------------------------------------------------------------------------
No officers or directors exercised options in Fiscal 1999.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                            Number of Securities           Value of Unexercised
                                                            --------------------           --------------------
                             Shares         Value          Underlying Unexercised      In-The-Money Options/SARs at
                             ------         -----          ----------------------      ----------------------------
                          Acquired on    Realized ($)   Options/SARs at Fiscal Year         Fiscal Year End ($)
                          -----------    ------------   ---------------------------         -------------------
          Name            Exercise (#)                             End (#)
          ----            ------------                             -------
                                                          Exercisable/Unexercisable      Exercisable/Unexercisable
----------------------------------------------------------------------------------------------------------------------
Michael Calderone         N/A            N/A                     0/2,400,000                   0/13,650,000
----------------------------------------------------------------------------------------------------------------------
Kerry Nicponski           N/A            N/A                     0/ 280,000                    0/ 1,597,500
----------------------------------------------------------------------------------------------------------------------
Leo Verheul               N/A            N/A                     0/ 100,000                    0/   568,750
----------------------------------------------------------------------------------------------------------------------
Paul Yeager               N/A            N/A                     0/ 400,000                    0/ 2,275,000
----------------------------------------------------------------------------------------------------------------------

                                     49
                                 Page 49 of 76

Compensation of Directors
-------------------------

The Company's Bylaws permit the Directors of the Company to receive compensation for their services. However, to date, the Company has not fixed or awarded such compensation to the Board of Directors.

Employment   Contracts,   Termination   of  Employment   and   Change-In-Control
--------------------------------------------------------------------------------
Arrangements
------------

On June 1, 1999 the Company entered into an Employment Memorandum with Michael Calderone, the Company's Chief Executive Officer and President. Pursuant to such memorandum Mr. Calerdone will receive $225,000 annually and a monthly personal allowance of $3,000, including all automobile expenses.


Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

Executive officer compensation decisions are made by the Company's entire board of directors. The compensation of the Company's Chief Executive Officer, Michael Calderone, was decided by the board of directors pursuant to the terms of the Employment Memorandum dated June 1, 1999 discussed above.






























                                     50
                                 Page 50 of 76

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------  ---------------------------------------------------
            MANAGEMENT
            ----------

The following table sets forth information regarding beneficial ownership as of March 21, 2000, of the Company's outstanding common stock by any person who is known to the Company to be a beneficial owner of more than 5% of the Company's voting securities and the Company's equity securities held by each director and officer and by directors and officers of the Company as a group.



       Name and Address of          Class of     Amount and Nature    Percent of
       -------------------          --------     -----------------    ----------
        Beneficial Owner              Stock        of Beneficial         Class
        ----------------              -----        -------------         -----
                                                     Ownership
                                                     ---------
--------------------------------------------------------------------------------
Michael Calderone                      Common      18,201,200(1)        58.6%
Preference Technologies, Inc.
333 N. Ranch Drive, Suite 900
Las Vegas, NV  89106
--------------------------------------------------------------------------------
Kerry Nicponski                        Common         420,000(2)         1.5%
Preference Technologies, Inc.
333 N. Ranch Drive, Suite 900
Las Vegas, NV  89106
--------------------------------------------------------------------------------
Leo Verheul                            Common         100,000(3)           *
Preference Technologies, Inc.
333 N. Ranch Drive, Suite 900
Las Vegas, NV  89106
--------------------------------------------------------------------------------
Paul Yeager                            Common         400,000(4)         1.4%
Preference Technologies, Inc.
333 N. Ranch Drive, Suite 900
Las Vegas, NV  89106
--------------------------------------------------------------------------------
Executive Officers and Directors As a  Common      19,121,200           60.1%
Group Consisting of 4 Persons
--------------------------------------------------------------------------------

* indicates less than 1%

1 Total includes 15,761,200 Common Shares solely owned by Mr. Calderone; 2,400,000 Common Shares that can be purchased upon exercise of stock options; and 40,000 Common Shares owned by Mr. Calderone's minor child.

2 Total includes 140,000 Common Shares solely owned by Mr. Nicponski and 280,000 Common Shares that can be purchased upon exercise of stock options.

3 Total includes 100,000 Common Shares that can be purchased upon exercise of stock options, solely owned by Mr. Verheul.

4. Total includes 400,000 Common Shares that can be purchased upon exercise of stock options, solely owned by Mr. Yeager.

                                     51
                                 Page 51 of 76

ITEM 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS
-------------------------------------------------------

None.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-----------------------------------------------------------------
            FORM 8-K
            --------

(a)   Financial Statements
      Balance Sheet
      Statement of Operations
      Statement of Stockholder Deficit
      Statement of Cash Flows
      Notes to Financial Statements

(b)   Reports on Form 8-K
      The Company filed a Current Report on Form 8-K on October 7, 1999.

(c)   Exhibits
      2.1 Plan and Agreement of Merger dated February 25, 1999 - Incorporated by reference to Form 10-SB of Registrant filed August 8, 1999.

      3.1   Amended and Restated Articles of Incorporation of the Registrant

      3.2 Bylaws of the Registrant - incorporated by reference to Form 10-5B of the Registrant filed August 8, 1999

      4.1 Form of Common Stock Certificate - Incorporated by reference to Form 10-SB of the Registrant filed August 8, 1999

      4.2   Form of Series A Option Agreement

      4.3   Form of Series B Option Agreement

      4.4   Form of Series A 2000 Option Agreement

      4.5 Form of Vesting Agreement - incorporated by reference to Form 10-SB of the Registrant filed August 8, 1999

      10.1 Atrium Office Lease dated February 5, 1999 - incorporated by reference to Form 10-SB of Registrant filed August 8, 1999

      10.2 Sublease Agreement dated May 15, 1999- incorporated by reference to Form 10-SB of the Registrant filed August 8, 1999

      10.3 Agreement with Travis Morgan Securities, Inc. dated June 15, 1999 - incorporated by reference to Form 10-SB of Registrant filed August 8, 1999





                                     52
                                 Page 52 of 76

      10.4 Asset Purchase and Escrow Agreement dated December 30, 1998 - incorporated by reference to Form 10-SB of Registrant filed August 8, 1999

      12.1 Employment Memorandum with Michael Calderone date June 1, 1999 - incorporated by reference to Form 10-SB of Registrant filed August 8, 1999

      27.1  Financial Data Schedule










































                                     53
                                 Page 53 of 76

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREFERENCE TECHNOLOGIES, INC.


Date: March 30, 2000                    /s/ Michael Calderone
                                        _____________________________
                                         Michael Calderone
                                         Chief Executive Officer/President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.



         Signature                       Title                       Date
         ---------                       -----                       ----

/s/ Michael Calderone
________________________    Director                           March 28, 2000
Michael Calderone           Chief Executive Officer
                            (Principal Executive Officer)


/s/ Paul Yeager
________________________    Chief Financial Officer            March 28, 2000
Paul Yeager                 (Principal Accounting Officer)


/s/ Leo Verheul
________________________    Director                           March 28, 2000
Leo Verheul                 Chief Information Officer

















                                     54
                                 Page 54 of 76

                               INDEX TO EXHIBITS
--------------------------------------------------------------------------------
 Exhibit
   No.                           Description                            Page
   ---                           -----------                            ----

   3.1     Amended and Restated Articles of Incorporation of             56
           the Registrant

   4.2     Form of Series A Option Agreement                             57

   4.3     Form of Series B Option Agreement                             64

   4.4     Form of Series A 2000 Option Agreement                        70

  27.1     Financial Data Schedule                                       76





































                                       55

                                                                     Exhibit 3.1
                                                                     -----------


                THIRD AMENDMENT TO ARTICLES OF INCORPORATION
                                     OF
                        PREFERENCE TECHNOLOGIES, INC.

      The Articles of Incorporation of Preference Technologies, Inc., formerly known as Stockup.com, Inc., originally filed with the Secretary of the State of Nevada on or about February 5, 1999, as amended, are hereby amended by way of resolution of the board of directors and by way of vote of the shareholders of the Corporation pursuant to the bylaws of the corporation as follows:


Article Third is Amended as Follows:

      The Total number of shares which the corporation is authorized to issue is Two Hundred Million (200,000,000) shares of common stock with a par value of $.001. Upon amendment of this Article to read as herein set forth, each outstanding share is split up and converted into two (2) shares.



                      Certification and Acknowledgment

      I, Michael Calderone, the secretary of the corporation, do hereby verify by the attached resolution and certificate of vote of the Secretary of the corporation, that the amendment set forth above has been made pursuant to the articles and bylaws of the corporation by appropriate action and measures of the board of directors and shareholders of the corporation.

------------------------------
MICHAEL CALDERONE, Secretary

State of Nevada   )
                  )     ss:
County of Clark   )

      On this ___ day of March 2000, personally appeared before me Michael Calderone, personally known to me, a Notary Public, and proven to me that on the basis of satisfactory evidence to be the person whose name is subscribed to the within instrument. He acknowledged to me that he executed the same in his authorized capacity, and that this is his signature on the instrument, and that he is the person, and has signed for the entity and has acted to execute the instrument in that capacity.

NOTARY PUBLIC

-------------------------

                                                                     Exhibit 4.2
                                                                     -----------


Option Series A No. __________



                    OPTION AGREEMENT AND CERTIFICATE

      This OPTION AGREEMENT AND CERTIFICATE (the "Agreement") is issued as of this date, April 9, 1999 by and between STOCKUP.COM, INC. (the "Company"), and the individual set forth in Exhibit A hereto ("Option Holder").

      WHEREAS, the Company proposes to issue to Option Holder the number of Options set forth in Exhibit A hereto (the "Options"), each such Option entitling the holder thereof to purchase one share of Common Stock, $.001 par value, of the Company (the "Shares") at the price of $8.50 per share (the "Exercise Price").

AGREEMENT

      NOW, THEREFORE, in consideration of the premises and the mutual agreements herein set forth, the parties hereto agree as follows:

     SECTION 1. Option Certificates. This Agreement shall also constitute an Option Certificate evidencing the Options issuable hereunder. This Agreement shall be executed on behalf of the Company by its Chief Executive Officer or President.

      SECTION 2. Right to Exercise Options. Each Option which is vested may be exercisable upon the later to occur of the following two conditions: (i) the Option Holder has been employed full-time by the Company for six months and (ii) April 1, 2000 (the "Exercise Commencement Date"). This Option shall be effective during the two year period of time following the Exercise Commencement Date (the "Expiration Date"). Each Option not exercised on or before the Expiration Date shall expire. Subject to the provisions of this Option Agreement, the holder of each Option shall have the right to purchase from the Company, and the Company shall issue and sell to each such Option Holder, at an initial exercise price equal to the Exercise Price, one fully paid and nonassessable Share upon surrender to the Company of this Agreement evidencing such Option, with the form of election to purchase set forth as Exhibit B hereto duly completed and signed and evidence of payment of the Exercise Price. Payment of the Exercise Price shall be by wire transfer or certified check to the Company.

      Upon surrender of this Agreement and payment of the Exercise Price, the Company shall cause to be issued and delivered promptly to Option Holder a certificate for the Shares issuable upon the exercise of the Option or Options. The Options evidenced by this Agreement shall be exercisable at the election of the Option holder thereof, either as an entirety or from time to time for less than all of the number of Options specified in this Agreement. In the event the Options are only exercised in part, then the Option Holder shall receive another Agreement in substantially the form of this Agreement evidencing the Options which have not yet been vested.

      SECTION 3. Reservation of Shares. The Company will at all times reserve and keep available, free from preemptive rights, out of the aggregate of its authorized but unissued Shares or its authorized and issued Shares held in its treasury for the purpose of enabling it to satisfy any obligation to issue Shares upon exercise of Options, the full number of Shares deliverable upon exercise of Options will be validly issued, fully paid and nonassessable outstanding Shares of the Company.

      SECTION 4. Registration under the Securities Act of 1933. Option Holder represents and warrants to the Company that Option Holder is acquiring the Options for investment and with no present intention of distributing or reselling any of the Options. The Shares and the certificate or certificates evidencing any such Shares shall bear the following legend:

     "THE SHARES (OR OTHER SECURITIES) REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933. THE SHARES MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN OPINION OF COUNSEL THAT AN EXEMPTION FROM REGISTRATION UNDER SUCH ACT IS AVAILABLE."

Certificates for Shares without such legend shall be issued if such shares are sold pursuant to an effective registration statement under the Act or if the company has receiver an opinion from counsel reasonably satisfactory to counsel for the Company, that such legend is no longer required under the Act. Certificates for Options or Shares shall also bear such legends as may be required from time to time by law. The Shares shall be registerable under Form S-8 when and if: (i) the option is exercised and (ii) the Company is a Reporting Company within the meaning of the Securities Exchange Act of 1934.

      SECTION 5. Vesting and Termination of Option. The Options granted hereunder shall vest in the amount of one-fifteenth of the number of Options granted hereunder each month during the 15 month period commencing upon the Commencement Date (i.e., all Options granted hereunder shall fully vested 16 months from the Commencement Date). In the event the Option Holder's employment with the Company is terminated by reason of violation of the company's Employee Manual in effect at the time of the termination ("Manual Violation"), then the Option Holder shall lose all rights in all vested and non-vested Options. In the event the Option Holder's employment with the Company is voluntarily or involuntarily terminated hereunder for any other reason than a Manual Violation, then the Option Holder shall be null and void as of the date of such termination. All non-vested Options shall automatically terminate, at any time after the Commencement Date in the event there is a Change in Control of the Company (as hereinafter defined). Change in Control shall be the acquisition by a single third party of at least 50.1% of the issued and outstanding shares of the common stock of the Company or securities convertible or exercisable into such amount which provide the acquirer with at least 50.1% of the voting control of the Company.

      SECTION 6. Adjustment of Number of Shares and Class of Capital Stock Purchasable. The Number of Shares and Class of Capital Stock purchasable under this Agreement are subject to adjustment from time to time as set form in this section.

      Adjustment for Change in Capital Stock. If the Company:

          (i) pays a dividend or makes a distribution on its Common Stock, in each case, in shares of its Common Stock;

          (ii) subdivides its outstanding Shares of Common Stock into a greater number of shares;

          (iii) combines its outstanding shares of Common Stock into a smaller number of shares;

          (iv) makes a distribution on its Common Stock in shares of its capital stock other than Common Stock; or

          (v) issues by reclassification of its shares of Common Stock any shares of its capital stock.

then the number and classes of shares purchasable upon exercise of this Agreement in effect immediately prior to such action shall be adjusted so that the holder of this Agreement thereafter exercised may receive the number and classes of shares of capital stock of the Company which such holder would have owned immediately following such action if such holder had exercised the Option immediately prior to such action.

            For a dividend or distribution the adjustment shall become effective immediately after the record date for the dividend or distribution. For a subdivision, combination or reclassification ("Capital Restructure"), the adjustment shall become effective immediately after the effective date of the subdivision, combination or reclassification. In the event of a Capital Restructure, the Exercise Price shall be adjusted to be the "Weighted Average Trading Price" (as hereinafter defined) during the five trading day period, whichever is less. "Weighted Average Trading Price" shall be calculated as the number of shares traded during each of the designated five days multiplied by the closing price of that day and then this product would be divided by the number of shares, in the aggregate, which traded during this five day period of time.

           If after an adjustment the holder of an Option upon exercise of it may receive shares of two or more classes of capital stock of the Company, the Board of Directors of the Company shall in good faith determine the allocation of the adjusted Exercise Price between or among the classes of capital stock. After such allocation, that portion of the Exercise Price applicable to each share of each such class of capital stock shall thereafter be subject to adjustment on terms comparable to those applicable to Common Stock in this Agreement. Notwithstanding the allocation of the Exercise Price between or among shares of capital stock as provided herein. An Option issued under this Agreement may only be exercised in full by payment of the entire Exercise Price currently in effect.

      SECTION 6. Notices to Company and Option Holder. Any notice or demand authorized by this Agreement to be given or made by any party to this Agreement shall be:

      If to the Company:

      StockUp.com, Inc.
      333 north Rancho Drive, Suite 900
      Las Vegas, Nevada 89106
      Attn: Michael Calderone

      If to the Option Holder:

      At the address set forth adjacent to his/her name set forth in Exhibit A hereto. Three attempted but unsuccessful deliveries shall constitute notice for purposes of this Agreement. All such notices shall be sent registered mail, postage prepaid, addressed as set forth above (until another address is filed in writing by either the Company or the Option Holder) to the Company and Option Holder.

      SECTION 7. Supplements and Amendments. The Company may from time to time supplement or amend this Agreement without the approval of and Option Holder in order to cure any ambiguity, to correct or supplement any provision contained herein which may be defective or inconsistent with any provisions herein, or to make any other provisions in regard to matters or questions arising hereunder which the Company may deem necessary or desirable which shall not affect the interests of the Option Holder.

      SECTION 8. Assignment. This Option shall not be assigned by either the Company or the Option Holder, it being expressly understood that this Option is provided in exchange for personal services provided by the Option Holder to the Company.

      SECTION 9. Governing Law. This Agreement shall be deemed to be a contract made under the laws of the State of Nevada and for all proposes shall be governed by and construed in accordance with the laws of said state. The parties submit to the jurisdiction of the Courts of the State of Nevada or a Federal Court empaneled in the State of Nevada for the resolution of all legal disputes arising under the terms of this Agreement.

      SECTION 10. Execution of this Agreement. This Agreement shall be executed simultaneously by the Company and the Option Holder. The Option Holder shall be provided with the original copy of the Option and the Company shall retain a copy of the Option for its records.










      IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed, effective as of the Commencement Date, as set forth in Exhibit A hereto.

STOCKUP.COM, INC.,
 A Nevada corporation


By:_______________________________
     Michael Calderone
      Title: President









































                                       5

                                     EXHIBIT A


Option Holder:

Signature:__________________________________

Name:_______________________________________

Address:____________________________________

        ____________________________________

Issuance Date:______________________________

Commencement Date:__________________________

Number of Options:__________________________





































                                     EXHIBIT B

                                      FORM OF

                                ELECTION TO PURCHASE

                      (To be executed upon exercise of Option)

            The undersigned hereby irrevocably elects to exercise the right, represented by the Option Agreement and Certificate to which this Form is an Exhibit, to purchase ________ Shares and herewith authorizes payment for such Shares in the amount of $_______ all in accordance with the terms thereof. The undersigned requests that certificates for such Shares be registered as follows:

                  Name                                Number of Shares

      -----------------------------                   ---------------


All of whose addresses are _________________________________________________,
and that such certificates be delivered to Option Holder whose address is______________________________________________.If said number of Shares is less than all of the Shares purchasable hereunder, the undersigned requests that a new Option Agreement and Certificate representing the remaining balance of the Options be registered in the Option Agreement and Certificate be delivered to the attention of ___________________ at the above address.


Dated:_______________________                         OPTION HOLDER

                                                By:_____________________________
                                                            (signature)


                                                ________________________________
                                                            (print name)



















                                                                     Exhibit 4.3
                                                                     -----------

                                               Option Series B No. _____________



                       OPTION AGREEMENT AND CERTIFICATE

      This OPTION AGREEMENT AND CERTIFICATE (the "Agreement") is issued as of __________________________ and is by and between StockUp.com, Inc. (the "Company"), and the individual set forth in Exhibit A hereto ("Option Holder").

      WHEREAS, the Company proposes to issue to Option Holder the number of Options set forth in Exhibit A hereto (the "Options"), each such Option entitling the holder thereof to purchase one share of Common Stock, $.001 par value, of the Company (the "Shares") at the price of $____________ per share (the "Exercise Price").

                                  AGREEMENT

      NOW, THEREFORE, in consideration of the premises and the mutual agreements herein set forth, the parties hereto agree as follows:

      SECTION 1. Option Certificates. This Agreement shall also constitute an Option Certificate evidencing the Options issuable hereunder. This Agreement shall be executed on behalf of the Company by its Chief Executive Officer or President.

      SECTION 2. Right to Exercise Options. Each Option which is vested may be exercisable upon the later to occur of the following two conditions: (i) the Option Holder has been employed full-time by the Company for six months and (ii) April 1, 2000 (the "Exercise Commencement Date"). This Option shall be effective during the two-year period of time following the Exercise Commencement Date (the "Expiration Date"). Each Option not exercised on or before the Expiration Date shall expire. Subject to the provisions of this Agreement, the holder of each Option shall have the right to purchase from the Company, and the Company shall issue and sell to each such Option Holder, at an initial exercise price equal to the Exercise Price, one fully paid and nonassessable Share upon surrender to the Company of this Agreement evidencing such Option, with the form of election to purchase set forth as Exhibit B hereto duly completed and signed and evidence of payment of the Exercise Price. Payment of the Exercise Price shall be made by wire transfer or certified check to the Company.

      Upon surrender of this Agreement and payment of the Exercise Price, the Company shall cause to be issued and delivered promptly to Option Holder a certificate for the Shares issuable upon the exercise of the Option or Options. The Options evidenced by this Agreement shall be exercisable at the election of the Option Holder thereof, either as an entirety or from time to time for less than all of the number of Options specified in this Agreement. In the event the Options are only exercised in part, then the Option Holder shall receive another Agreement in substantially the form of this Agreement evidencing the Options which have not yet been vested.

      SECTION 3. Reservation of Shares. The Company will at all times reserve and keep available, free from preemptive rights, out of the aggregate of its authorized but unissued Shares or its authorized and issued shares held in its

                                       1
treasury for the purpose of enabling it to satisfy any obligation to issue Shares upon exercise of Options, the full number of Shares deliverable upon the exercise of all outstanding Options. The Company covenants that all Shares which may be issued upon exercise of Options will be validly issued, fully paid and nonassessable outstanding Shares of the Company.

      SECTION 4. Registration under the Securities Act of 1933. Option Holder represents and warrants to the Company that Option Holder is acquiring the Options for investment and with no present intention of distributing or reselling any of the Options. The Shares and the certificate or certificates evidencing any such Shares shall bear the following legend:

      "THE SHARES (OR OTHER SECURITIES) REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933. THE SHARES MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION
      OR AN OPINION OF COUNSEL THAT AN EXEMPTION FROM REGISTRATION UNDER SUCH ACT IS AVAILABLE."

Certificates for Shares without such legend shall be issued if such shares are sold pursuant to an effective registration statement under the Act or if the Company has received an opinion from counsel reasonably satisfactory to counsel for the Company, that such legend is no longer required under the Act. Certificates for Options or Shares shall also bear such legends as may be required from time to time by law. The Shares shall be registerable under Form S-8 when and if: (i) the Option is exercised and (ii) the Company is a Reporting Company within the meaning of the Securities Exchange Act of 1934.

      SECTION 5. Vesting and Termination of Option. The Options granted hereunder shall vest in the amount of one-fifteenth of the number of Options granted hereunder each month during the 15-month period commencing upon the Commencement Date (i.e., all Options granted hereunder shall be fully vested 16 months from the Commencement Date). In the event the Option Holder's employment with the Company is voluntarily or involuntarily terminated hereunder for any reason then the Option Holder shall be entitled to retain all vested Options, but all non-vested Options granted to such Option Holder shall be null and void as of the date of such termination. Upon the occurrence of the Option Holder no longer being employed by the Company, the Option Holder agrees that such Option Holder shall not be employed by or otherwise assist, directly or indirectly, any company involved in the business of developing technology to be utilized in the Internet industry during the six-month period of time following the date of such termination. All non-vested Options shall automatically be deemed exercised (net of the applicable Exercise Price), at any time after the Commencement Date in the event there is a Change in Control of the Company (as hereinafter defined). Change in Control shall be the acquisition by a single third party of at least 50.1% of the issued and outstanding shares of the common stock of the Company or securities convertible or exercisable into such amount which provide the acquiror with at least 50.1% of the voting control of the Company.

      SECTION 6. Adjustment of Number of Shares and Class of Capital Stock Purchasable. The Number of Shares of Class of Capital Stock purchasable under this Agreement are subject to adjustment from time to time as set forth in this Section.

      Adjustment for Change in Capital Stock.  If the Company:

            (i) pays a dividend or makes a distribution on its Common Stock, in each case, in shares of its Common Stock;

                                       2

            (ii) subdivides its outstanding shares of Common Stock into a greater number of shares;

            (iii) combines its outstanding shares of common Stock into a smaller number of shares;

            (iv) makes a distribution on its Common Stock in shares of its capital stock other than Common Stock; or

            (v) issues by reclassification of its shares of Common Stock any shares of its capital stock;

then the number and classes of shares purchasable upon exercise of this Agreement in effect immediately prior to such action shall be adjusted so that the holder of this Agreement thereafter exercised may receive the number and classes of shares of capital stock of the Company which such holder would have owned immediately following such action if such holder had exercised the Option immediately prior to such action.

      For a dividend or distribution the adjustment shall become effective immediately after the record date for the dividend or distribution. For a subdivision, combination or reclassification ("Corporate Recapitalization"), the adjustment shall become effective immediately after the effective date of the subdivision, combination or reclassification. In the event of a Corporate Recapitalization, the Exercise Price shall be adjusted to be the "Weighted Average Trading Price" (as hereinafter defined) during the five trading day period following the adjustment or the actual average trading price during such period, whichever is less. "Weighted Average Trading Price" shall be calculated as the number of shares traded during each of the designated five days multiplied by the closing price of that day and then this product would be divided by the number of shares, in the aggregate, which traded during this five day period of time.

      If after an adjustment the holder of an Option upon exercise of it may receive shares of two or more classes of capital stock of the Company, the Board of Directors of the Company shall in good faith determine the allocation of the adjusted Exercise Price between or among the classes of capital stock. After such allocation, that portion of the Exercise Price applicable to each share of each such class of capital stock shall thereafter be subject to adjustment on terms comparable to those applicable to Common Stock in the Agreement. Notwithstanding the allocation of the Exercise Price between or among shares of capital stock as provided herein, an Option issued under this Agreement may only be exercised in full by payment of the entire Exercise Price currently in effect.

      SECTION 7. Notices to Company and Option Holder. Any notice or demand authorized by the Agreement to be given or made by any party to this Agreement shall be:

      If to the Company:

      StockUp.com, Inc.
      333 North Rancho Drive, Suite 650
      Las Vegas, Nevada 89106
      Attn: Michael Calderone

                                       3

      If to the Option Holder:

      At the address set forth adjacent to his/her name set forth in Exhibit A hereto. Three attempted but unsuccessful deliveries shall constitute notice for purposes of this Agreement. All such notices shall be sent registered mail, postage prepaid, addressed as set forth above (until another address is filed in writing by either the Company or the Option Holder) to the Company and the Option Holder.

      SECTION 8. Supplements and Amendments. The Company may from time to time supplement or amend this Agreement without the approval of any Option Holder in order to cure any ambiguity, to correct or supplement any provision contained herein which may be defective or inconsistent with any provisions herein, or to make any other provisions in regard to matters or questions arising hereunder which the Company may deem necessary or desirable which shall not affect the interests of the Option Holder.

      SECTION 9. Assignment. This Options shall not be assignable by either the Company or the Option Holder, it being expressly understood that this Option is provided in exchange for personal services provided by the Option Holder to the Company; provided, however it is understood that Options issuable to Michael Calderone under this Series B shall be assignable for the express purpose of attracting key management personnel.

      SECTION 10. Governing Law. This Agreement shall be deemed to be a contract made under the laws of the State of Nevada and for all purposes shall be governed by and construed in accordance wit the laws of said State. The parties submit to the jurisdiction of the Courts of the State of Nevada or a Federal Court empaneled in the State of Nevada for the resolution of all legal disputes arising under the terms of this Agreement.

      SECTION 11. Execution of this Agreement. This Agreement shall be executed simultaneously by the Company and the Option Holder. The Option Holder shall be provided with the original of the Option and the Company shall retain a copy of the Option for its records.

      IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed, effective as of the Commencement Date, as set forth in Exhibit A hereto.

StockUp.com, Inc.,
A Nevada corporation



By:     ________________________________
        Michael Calderone

Title:  President & C.E.O.





                                       4

                                  EXHIBIT A


Option Holder:


Signature:  _______________________________________


Name:       _______________________________________


Address:    _______________________________________

            _______________________________________


Commencement Date:      ____________________________


Number of Options:      ____________________________






Grant Date:             ____________________________


Signed on:              ____________________________
                                 Today's Date





















                                       5

                                  EXHIBIT B



                                   FORM OF

                             ELECTION TO PURCHASE

                   (To be executed upon exercise of Option)



      The undersigned hereby irrevocably elects to exercise the right, represented by the Option Agreement and Certificate to which this Form is an Exhibit, to purchase ____________ Shares and herewith authorizes payment for such Shares in the amount of $_______________ all in accordance with the terms thereof. The undersigned requests that certificates for such Shares be registered as follows:


                  Name                                Number of Shares

      -----------------------------                   ---------------


all of whose addresses are ____________________________________, and that such certificates be delivered to Option Holder whose address is ___________________ _____________________________. If said number of Shares is less than all of the Shares purchasable hereunder, the undersigned requests that a new Option Agreement and Certificate representing the remaining balance of the Options be registered in the name of Option Holder whose address is __________________________________________ and that such Option Agreement and
Certificate be delivered to the attention of __________________________ at the above address.




















                                       6

                                                                     Exhibit 4.4
                                                                     -----------
Option Series A 2000 No.________________

                 OPTION AGREEMENT AND CERTIFICATE

      This OPTION AGREEMENT AND CERTIFICATE (the "Agreement") is issued as of this date _________________________________ by and between Preference
Technologies, Inc. (the "Company"), and the individual set forth in Exhibit A hereto ("Option Holder").

      WHEREAS, the Company proposes to issue to Option Holder the number of Options set forth in Exhibit A hereto (the "Options"), each such Option entitling the holder thereof to purchase one share of Common Stock, $.001 par value, of the Company (the "Shares") at the price of $_________________ per share (the "Exercise Price").

                                    AGREEMENT

      NOW, THEREFORE, in consideration of the premises and the mutual agreements herein set forth, the parties hereto agree as follows:

      SECTION 1. Option Certificates. This Agreement shall also constitute an Option Certificate evidencing the Options issuable hereunder. This Agreement shall be executed on behalf of the Company by any Corporate Officer.

      SECTION 2. Right to Exercise Options. Each Option which is vested may be exercisable upon the later to occur of the following two conditions: (i) the Option Holder has been employed full-time by the Company for six months and (ii) April 1, 2000 (the "Exercise Commencement Date"). This Option shall be effective during the two-year period of time following the Exercise Commencement Date (the "Expiration Date"). Each Option not exercised on or before the Expiration Date shall expire. Subject to the provisions of this Agreement, the holder of each Option shall have the right to purchase from the Company, and the Company shall issue and sell to each such Option Holder, at an initial exercise price equal to the Exercise Price, one fully paid and nonassessable Share upon surrender to the Company of this Agreement evidencing such Option, with the form of election to purchase set forth as Exhibit B hereto duly completed and signed and evidence of payment of the Exercise Price. Payment of the Exercise Price shall be made by wire transfer or certified check to the Company.

      Upon surrender of this Agreement and payment of the Exercise Price, the Company shall cause to be issued and delivered promptly to Option Holder a certificate for the Shares issuable upon the exercise of the Option or Options. The Options evidenced by this Agreement shall be exercisable at the election of the Option holder thereof, either as an entirety or from time to time for less than all of the number of Options specified in this Agreement. In the event the Options are only exercised in part, then the Option Holder shall receive another Agreement in substantially the form of this Agreement evidencing the Options, which have not yet been vested.

      SECTION 3. Reservation of Shares. The Company will at all times reserve and keep available, free from preemptive rights, out of the aggregate of its authorized but unissued Shares or its authorized and issued shares held in its treasury for the purpose of enabling it to satisfy any obligation to issue Shares upon exercise of Options, the full number of Shares deliverable upon exercise of all outstanding Options. The Company covenants that all Shares, which may be issued upon exercise of Options, will be validly issued, fully paid and nonassessable outstanding Shares of the Company.

                                       1

      SECTION 4. Registration under the Securities Act of 1933. Option Holder represents and warrants to the Company that Option Holder is acquiring the Options for investment and with no present intention of distributing or reselling any of the Options. The Shares and the certificate or certificates evidencing any such Shares shall bear the following legend:

      "THE SHARES (OR OTHER SECURITIES) REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933. THE SHARES MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN OPINION OF COUNSEL THAT AN EXEMPTION FROM REGISTRATION UNDER SUCH ACT IS AVAILABLE."

Certificates for Shares without such legend shall be issued if such shares are sold pursuant to an effective registration statement under the Act or if the Company has received an opinion from counsel reasonably satisfactory to counsel for the Company, that such legend is no longer required under the Act. Certificates for Options or Shares shall also bear such legends as may be required from time to time by law. The Shares shall be registerable under Form S-8 when and if: (i) the Option is exercised and (ii) the Company is a Reporting Company within the meaning of the Securities Exchange Act of 1934.

      SECTION 5. Vesting and Termination of Option. The Options granted hereunder shall vest in the amount of one-thirty sixth of the number of Options granted hereunder each month during the 36-month period commencing upon the Commencement Date (i.e., all Options granted hereunder shall be fully vested 36 months from the Commencement Date). In the event the Option Holder's employment with the Company is voluntarily or involuntarily terminated hereunder for any reason then the Option Holder shall be entitled to retain all vested Options, but all non-vested Options granted to such Option Holder shall be null and void as of the date of such termination. Upon the occurrence of the Option Holder no longer being employed by the Company, the Option Holder agrees that such Option Holder shall not be employed by or otherwise assist, directly or indirectly, any company involved in the business of developing technology to be utilized in the Internet industry during the six-month period of time following the date of such termination. All non-vested Options shall automatically terminate, at any time after the Commencement Date in the event there is a Change in Control of the Company.

      SECTION 6. Adjustment of Number of Shares and Class of Capital Stock Purchasable. The Number of Shares of Class of Capital Stock purchasable under this Agreement are subject to adjustment from time to time as set form in this Section.

         Adjustment for Change in Capital Stock.  If the Company:

               (i) pays a dividend or makes a distribution on its Common Stock, in each case, in shares of its Common Stock;

               (ii) subdivides its outstanding shares of Common Stock into a greater number of shares;

               (iii) combines its outstanding shares of common Stock into a smaller number of shares;

               (iv) makes a distribution on its Common Stock in shares of its capital stock other than Common Stock; or

                                       2

               (v) issues by reclassification of its shares of Common Stock any shares of its capital stock;

then the number and classes of shares purchasable upon exercise of this Agreement in effect immediately prior to such action shall be adjusted so that the holder of this Agreement thereafter exercised may receive the number and classes of shares of capital stock of the Company which such holder would have owned immediately following such action if such holder had exercised the Option immediately prior to such action.

      For a dividend or distribution the adjustment shall become effective immediately after the record date for the dividend or distribution. For a subdivision, combination or reclassification ("Corporate Recapture"), the adjustment shall become effective immediately after the effective date of the subdivision, combination or reclassification. In the event of a Capital Restructure, the Exercise Price shall be adjusted to be the "Weighted Average Trading Price" (as hereinafter defined) during the five trading day period, whichever is less. "Weighted Average Trading Price" shall be calculated as the number of shares traded during each of the designated five days multiplied by the closing price of that day and then this product would be divided by the number of shares, in the aggregate, which traded during this five day period of time.

      If after an adjustment the holder of an Option upon exercise of it may receive shares of two or more classes of capital stock of the Company, the Board of Directors of the Company shall in good faith determine the allocation of the adjusted Exercise Price between or among the classes of capital stock. After such allocation, that portion of the Exercise Price applicable to each share of each such class of capital stock shall thereafter be subject to adjustment on terms comparable to those applicable to Common Stock in this Agreement. Notwithstanding the allocation of the Exercise Price between or among shares of capital stock as provided herein. An Option issued under this Agreement may only be exercised in full by payment of the entire Exercise Price currently in effect.

      SECTION 7. Notices to Company and Option Holder. Any notice or demand authorized by this Agreement to be given or made by any party to this Agreement shall be:

      If to the Company:

      Preference Technologies, Inc.
      333 North Rancho Drive, Suite 810
      Las Vegas, Nevada 89106
      Attn: Michael Calderone

      If to the Option Holder:

      At the address set forth adjacent to his/her name set forth in Exhibit A hereto. Three attempted but unsuccessful deliveries shall constitute notice for purposes of this Agreement. All such notices shall be sent registered mail, postage prepaid, addressed as set forth above (until another address is filed in writing by either the Company or the Option Holder) to the Company and Option Holder.

      SECTION 8. Supplements and Amendments. The Company may from time to time supplement or amend this Agreement without the approval of and Option Holder in

                                       3
order to cure any ambiguity, to correct or supplement any provision contained herein which may be defective or inconsistent with any provisions herein, or to make any other provisions in regard to matters or questions arising hereunder which the Company may deem necessary or desirable which shall not affect the interests of the Option Holder.

      SECTION 9. Assignment. This Option shall not be assigned by either the Company or the Option Holder, it being expressly understood that this Option is provided in exchange for personal services provided by the Option Holder to the Company.

      SECTION 10. Governing Law. This Agreement shall be deemed to be a contract made under the laws of the State of Nevada and for all proposes shall be governed by and construed in accordance with the laws of said state. The parties submit to the jurisdiction of the Courts of the State of Nevada or a Federal Court empaneled in the State of Nevada for the resolution of all legal disputes arising under the terms of this Agreement.

      SECTION 11. Execution of this Agreement. This Agreement shall be executed simultaneously by the Company and the Option Holder. The Option Holder shall be provided with the original copy of the Option and the Company shall retain a copy of the Option for its records.




      IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed, effective as of the Commencement Date, as set forth in Exhibit A hereto.

Preference Technologies
A Nevada corporation



By:_______________________________
     Michael Calderone
         Title: President

















                                       4

                                    EXHIBIT A


Option Holder:

Signature:__________________________________

Name:_______________________________________

Address:____________________________________

        ____________________________________

Issuance Date:______________________________

Commencement Date:__________________________

Number of Options:__________________________




































                                       5

                                    EXHIBIT B

                                     FORM OF

                              ELECTION TO PURCHASE

                  (To be executed upon exercise of Option)

                  The undersigned hereby irrevocably elects to exercise the right, represented by the Option Agreement and Certificate to which this Form is an Exhibit, to purchase ________ Shares and herewith authorizes payment for such Shares in the amount of $_______ all in accordance with the terms thereof. The undersigned requests that certificates for such Shares be registered as follows:

         Name                           Number of Shares

_____________________                   _______________


All of whose addresses are _________________________________________________,
and that such certificates be delivered to Option Holder whose address is______________________________________________.If said number of Shares is less than all of the Shares purchasable hereunder, the undersigned requests that a new Option Agreement and Certificate representing the remaining balance of the Options be registered in the Option Agreement and Certificate be delivered to the attention of ___________________ at the above address.


Dated:_______________________                          OPTION HOLDER


                                               By:_____________________________
                                                            (signature)



                                               ________________________________
                                                            (print name)

















                                       6
                                 Page 75 of 76