Form 10-Q
period 2000-03-31
PREFERENCE TECHNOLOGIES INC
filed 2000-05-15
CIK 1083846

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q





         (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
         _____________



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


         Yes  ..X..      No  ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         Indicate the numbers of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


         At May 1, 2000, there were 28,650,964 shares of the Registrant's $.001 Par Value Common Stock outstanding.

                          PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements



                          Preference Technologies, Inc.
                          (A Development Stage Company)
                                  Balance Sheet

Assets
                                              March 31, 2000  December  31, 1999
                                               (unaudited)         (audited)
Current assets

Cash and cash equivalents                      $  2,047,586    $     32,791
Notes receivable                                     15,709          14,700
Subscription receivable                              15,560

                                               ------------    ------------
         Total current assets                     2,078,855          47,491

Furniture & equipment, net                          815,889         637,276
Other assets                                         67,756          67,756
                                               ------------    ------------
Total assets                                   $  2,962,500    $    752,523
                                               ============    ============

Liabilities and Stockholders Equity

Accounts payable & accrued expenses            $    636,406    $    770,912
                                               ------------    ------------

Total current liabilities                           636,406         770,912


Stockholders equity

Common Stock @ $.001 par Value
Authorized  200,000,000
Issued and outstanding
   28,650,964 and 26,413,052, respectively           28,651          26,413
Additional paid-in capital                       14,012,692       8,315,941
Deficit accumulated during development stage    (11,715,249)     (8,360,743)
                                               ------------    ------------

Total stockholders equity                         2,326,094         (18,389)
                                               ------------    ------------

Total liabilities and stockholders equity      $  2,962,500    $    752,523
                                               ============    ============


   The accompanying notes are an integral part of these financial statements.

                          Preference Technologies, Inc.
                          (A Development Stage Company)
                             Statement of Operations



                                    3 months Ended    February 3, 1999
                                    March 31, 2000     (Inception) to
                                                       March 31, 1999


Selling, general and
     administrative expenses          $  3,367,267    $    386,477
                                      ------------    ------------

Loss from operations                    (3,367,267)       (386,477)

Other income (expense):

Misc. income                                   236               0
Interest income                             12,525               0
Forgiveness of debt                              0          81,822
Financing expense                                0      (1,557,335)
                                      ------------    ------------

Total other income (expense)                12,761      (1,475,513)
                                      ------------    ------------

Net loss                              ($ 3,354,506)   ($ 1,861,990)
                                      ============    ============


Basic loss per share                        ($0.12)         ($0.07)
                                      ============    ============

Diluted loss per share                      ($0.12)         ($0.07)
                                      ============    ============

Weighted average shares outstanding     27,532,008      25,098,048
                                      ============    ============



   The accompanying notes are an integral part of these financial statements.

                          Preference Technologies, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows

                                               3 months Ended   February 3, 1999
                                               March 31, 1999   (Inception) to
                                                                 March 31, 2000

Cash flows from operating activities:

Net loss                                          ($3,354,506)   ($1,861,990)

Adjustments to reconcile net loss to net cash
     used in operating activities:
Depreciation and amortization                          66,094         26,738
Increase from common stock issued for services              0        100,000
Financing expense from issuing warrants                     0        693,000
Compensation expense for issuing below
     market options                                   501,842              0
Compensation expense for issuing
    stock options                                     864,335
(Increase)/Decrease in notes receivables              (16,568)    (2,806,300)
Increase/(Decrease) in accounts payable              (134,506)       267,639
(Increase)/Decrease in prepaids                             0         67,147
Increase/Decrease in deposits                               0        (51,509)
                                                  -----------    -----------

Net cash used in operating activities              (2,937,644)    (2,835,234)
                                                  -----------    -----------

Cash flows from investing activities:

Purchase of furniture and equipment                  (244,707)       (56,766)
                                                  -----------    -----------

Net cash used in investing activities:               (244,707)       (56,766)
                                                  -----------    -----------

Cash flows from financing activities:

Proceeds from private placement of
   common stock                                     5,977,693      2,892,000
Offering costs                                       (800,547)             0
                                                  -----------    -----------

Net cash flows provided by financing activities     5,197,146      2,892,000
                                                  -----------    -----------

Net increase in cash and cash equivalents         $ 2,014,795    $         0

Cash and cash equivalents, beginning of period         32,791              0
                                                  -----------    -----------

Cash and cash equivalents, end of the period      $ 2,047,586    $         0
                                                  ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                                  PREFERENCE TECHNOLOGIES, INC.
                                                   (formerly STOCKUP.COM, INC.)
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                  NOTES TO FINANCIAL STATEMENTS
                                                                 March 31, 2000

--------------------------------------------------------------------------------

NOTE 1 - GENERAL

      The accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of Preference Technologies, Inc. (the "Company"), the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of results for the interim period. Results for the interim periods are not necessarily indicative of those to be expected for the full year.

NOTE 2 - DESCRIPTION OF BUSINESS

      Preference Technologies, Inc. (the "Company") was incorporated in Nevada in February 1999 under its former name StockUp.com, Inc. Effective February 23, 2000, StockUp.com, Inc. officially changed its name to Preference Technologies, Inc.

      The Company is developing second-generation Internet technology(TM) products that will be licensed to other websites and distributed to end-users. The Company's products offer the end user increased levels of customization and interactivity. Websites deploying the technology will benefit from increased traffic, enhanced user retention, and the ability to build targeted aggregate marketing profiles of users.

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

                                                  PREFERENCE TECHNOLOGIES, INC.
                                                   (formerly STOCKUP.COM, INC.)
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                  NOTES TO FINANCIAL STATEMENTS
                                                                 March 31, 2000

--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation
      ---------------------
      The  accompanying  financial  statements  have been prepared in conformity with generally accepted accounting principles that contemplate continuation of the Company as a going concern. Negative cash flows from operations during the three months ended March 31, 2000 and the period from February 3, 1999 (inception) to March 31, 1999 was $2,937,644 and $2,835,234 respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

      In addition to the capital raised as of March 31, 2000 through private equity offerings, the Company is currently negotiating with certain investors about raising additional capital through private placement offerings. Unless the Company raises additional funds, either by debt or equity issuances, management believes that its current cash on hand will be insufficient to cover its working capital needs until the Company's sales volume reaches a sufficient level to cover operating expenses.

      The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in Preferences Technologies, Inc.'s Form 10-K.

      Advertising
      -----------
      The Company expenses advertising costs as incurred. Advertising costs for the three months ended March 31, 2000 and the period from February 3, 1999 (inception) to March 31, 1999 was $382,274 and $13,719 respectively.

      Net Loss per Share
      ------------------
      For the periods, the Company adopted SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding.

                                                  PREFERENCE TECHNOLOGIES, INC.
                                                   (formerly STOCKUP.COM, INC.)
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                  NOTES TO FINANCIAL STATEMENTS
                                                                 March 31, 2000

--------------------------------------------------------------------------------

      Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the periods from February 3, 1999 (inception) to March 31, 1999 and the three months ended March 31, 2000, the Company incurred a net loss; therefore, basic and diluted loss per share is the same.

      Stock Split
      -----------
      On February 23, 2000, the Company effected a two-for-one stock split of its common stock. All share and per share data have been retroactively restated to reflect this stock split.

      Concentrations of Credit Risk
      -----------------------------
      The financial instrument which potentially subjects the Company to concentrations of credit risk is cash. The Company places its cash with high quality financial institutions, and at times it may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of
      March 31, 2000, uninsured portions held at the financial institutions aggregated to $2,058,737.

NOTE 4 - STOCKHOLDERS EQUITY

      During the three months ended March 31, 2000, the Company received the balance of two private offerings of common stock made in December. Net of offering costs, the Company received $5,197,147 for 2,237,912 shares of common stock.

      As of December 31, 1999, the number of shares of common stock outstanding totaled 26,413,052. As of the March 31, 2000, common stock shares outstanding totaled 28,650,964.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS AND FUTURE PERFORMANCE OF THE COMPANY WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS

"EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES" OR SIMILAR LANGUAGE. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS. THE CAUTIONARY STATEMENTS MADE IN THIS DOCUMENT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS DOCUMENT. ALL FORWARD- LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD LOOKING STATEMENTS. THE
COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE INFORMATION SET FORTH BELOW UNDER THE CAPTION "RISK FACTORS" IN ADDITION TO THE OTHER INFORMATION SET FORTH HEREIN.



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

The Company has historically financed its operations to date through the sale of its common stock. Since inception through March 31, 2000, the company issued 28,650,964 shares of its common stock. The Company raised $2.9 million, net of offering costs, from four accredited investors as follows: (i) February 1999 ("the February Offering") - Issuance of 2,666,664 shares of common stock in exchange for $900,000; and (ii) Issuance of options under Rule 506 of Regulation D, promulgated under Section 4 (2) of the Securities Act of 1933, to acquire units comprised of 2,400,000 shares of common stock, and 1,200,000 warrants exercisable at $1.25 per share, and options to acquire 581,672 shares of common stock at an aggregate exercise price of $31,250 in exchange for $2.3 million cash. The February 1999 Offering was conducted under Rule 504. It provided the necessary seed capital to commence implementation of the Company's business plan. 2,400,000 of these shares are currently restricted and subject to a demand registration rights as of January 1, 2000. The 2,400,000 shares and the shares underlying the 1,200,000 warrants are subject to reasonable underwriter trading restrictions in the event of a public offering. The investors holding these securities are also entitled to anti-dilution rights in the event the Company issues stock at less than $1.25 per share.

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

On December 5, 1999, the Company entered into another private placement agreement to offer up to $4,000,000 worth of units to accredited investors with a minimum offering of $2,000,000. During the three months ended March 31, 2000, the Company received $2,910,978 net of offering costs, and issued 1,301,600 shares of common stock and 433,866 warrants. Each unit was comprised of six shares of the Company's common stock and two warrants at an exercise price of $5 per share. The warrants may be exercised, commencing upon the date the Company closes a public offering of its stock pursuant to a Registration Statement registering the shares underlying the warrants and terminating three years thereafter. Each warrant shall be callable upon providing the holder 20 days' written notice in the event the shares have been registered and the closing bid price of the shares is at a price of $10 per share during 10 consecutive trading days. The securities comprising the units shall not be detachable unless and until a Registration Statement is declared effective.

The offering also included distribution of warrants to broker-dealers in the amount of 20% of the aggregate proceeds raised by a broker, divided by 3.75 at an exercise price of $5 per share. At March 31, 2000, a total of 178,600 warrants were issued to brokers. In the event the Company registers its securities, the Company shall register the shares and the shares underlying the warrants, subject to a trading lock-up, (i) upon the effective date of the Registration Statement ("the Effective Date"), 33.33% of such securities shall be free trading; (ii) 45 days after the Effective Date, 33.33% of such securities shall be free-trading, and (iii) 90 days after the Effective Date, 33.33% of such securities shall be free-trading. In the event the Company has not filed a Registration Statement registering the shares and the shares underlying the warrants prior to July 1, 2000, then a majority of the holders of the units issued shall have the right to demand that the Company immediately register all such securities. In the event of such a demand, then upon the first of each month after such demand during which the Registration Statement is not effective, commencing no earlier then October 1, 2000, the number of warrants issued hereunder shall be increased, on a pro-rata basis, to the holders of the units, by an amount equal to 2% of the warrants issued.

On December 3, 1999, the Company entered into a subscription agreement to offer units at a price of $9 per unit. For Investors investing at least $1,000,000, the price per unit will be decreased to $7.50 per unit. Each unit is comprised of six shares of the Company's common stock and two warrants. There is no minimum or maximum total investment related to this agreement. The Company shall pay to each broker-dealer warrants to purchase shares equal to 10% of the Company's total units issued. All warrants shall have an exercise price of $5 per share. In the event the Company has not filed a Registration Statement on or prior to September 1, 2000, the investor shall have the right to demand registration of the shares and the warrant shares, and the number of warrants issued shall be increased by 5% of the original number of warrants issued, commencing September 1, 2000 and upon the first of each month thereafter, until the shares and warrants are registered. In the even the Company, during the six-month period of time following the date of the agreement, sells shares at less than $3 per share (or $2.50 per share in the event an investor is providing $1,000,000), then the Company shall be required to issue additional securities to the investor in an amount such that the investor would receive, in the aggregate, the same securities as if he had participated in the reduced price offering. As of March 31, 2000, a total offering of $3,435,577, net of offering costs, was completed, and 1,436,314 shares of common stock were issued. In connection with the offering, a total of 47,878 and 478,780 warrants were issued to brokers and investors, respectively.

We have incurred significant net losses and negative cash flows from operations since our inception. At March 31, 2000, we had an accumulated deficit of $11,715,249. These losses have been funded primarily through the issuance of our equity securities. We intend to continue to invest heavily in marketing and brand development, content enhancements, and technology and infrastructure development. As a result, we believe that we will continue to incur net losses and negative cash flows from operations for the foreseeable future. Moreover, the rate at which these losses will be incurred may increase from current levels.

For the three months ended March 31, 2000 and for the period from February 3, 1999 (inception) to March 31, 1999, the Company's selling, general and administrative expenses were $3,367,267 and $386,477 respectively. The Company earned $12,761 in other income for the three months ended March 31, 2000. The net loss for the three months ended March 31, 2000 and the period from February 3, 1999 (inception) to March 31, 1999 totaled $3,354,506 and $1,861,990, respectively.

We incurred cumulative deferred compensation, which represents the difference between the exercise price of stock options granted, and the fair market value of the underlying common stock at the date of grant. The difference is recorded and amortized over the vesting period of the applicable options. Options granted through December 1999 typically vest over 15 months, although a portion of those options vested immediately. Options granted after December 1999 generally vest over 36 months. Of the total deferred compensation amount, approximately $501,842 and $0 was amortized during the three months ended March 31, 2000 and 1999.

As of March 31, 2000, the Company had current assets of $2,078,855, and $883,645 in furniture, equipment, and other assets, resulting in total assets of $2,962,500. The Company's current liabilities were $636,406.

Results of Operations

The Company is a development stage company and did not generate any operating revenues for the three months ended March 31, 2000 and the period from February 3, 1999 (inception) to March 31, 1999. The Company is currently focusing its efforts on developing quality products and establishing a large consumer base for these products. While there is no assurance, the Company anticipates that by developing quality products and establishing a consumer base, it will be in a position to generate revenues in the future.


Operating Expenses
------------------

Selling, General and Administrative Expenses
--------------------------------------------

For the three months ended March 31, 2000 and the period from February 3, 1999 (inception) to March 31, 1999, the Company incurred $3,367,267 and $386,477 respectively in operating expenses. These expenses were primarily for product development and general administrative costs. The increase is due to the increased activity in continuing product development and increased general business activity. The Company expects its absolute dollar expenses to continue to increase as a result of general business activity and sales. Sales are expected to materialize during the second quarter of 2000.

Other Income
------------

Miscellaneous Income and Interest Income totaled $12,761 and $0 for the three months ended March 31, 2000 and respectively. Investment income in future periods may fluctuate as a result of fluctuations in average cash balances maintained by the Company and changes in the market rates of its investments.

Financing Expense
-----------------

For the three months ended March31, 2000 and the period from February 3, 1999 (inception) to March 31, 1999, finance expense was $0 and $1,557 335, respectively. Financing expense consists primarily of cost associated with the issuance of below market options and warrants.

Depreciation and Amortization
-----------------------------

For the three months ended March 31, 2000 and the period from February 3, 1999 (inception) to March 31, 1999, depreciation and amortization expenses were $66,094 and $26,738 respectively.

Stock-Based Compensation Expense
--------------------------------

For the three months ended March 31, 2000, $501,842 of compensation expense was recorded. The unamortized balance is being amortized over the vesting period for the individual options, which is typically 15 months for options issued earlier than December 1999 and 36 months for options issued since that date.


Liquidity and Capital Resources

The Company has generated no revenues and does not anticipate generating revenue until the second quarter of year 2000. The Company anticipates that it will continue to incur net losses and negative cash flows from operations for the foreseeable future. Moreover, the rate at which these losses will be incurred may increase from current levels. As a result, the Company's sole source of capital from February 3, 1999 (inception) to March 31, 2000 has been investment capital provided by third parties. Further, the Company anticipates it will require additional capital contributions to fund its operations during the year 2000. In December 1999, the Company commenced two private offerings of its securities.

During the three months ended March 31, 2000, the proceeds from the offerings of $5,197,146 (net of offering costs) were received for the issuance of 2,237,912 shares.

Capital expenditures have generally been comprised of purchases of computer hardware and software as well as leasehold improvements related to leased facilities and are expected to increase in future periods.

The Company currently has commitments including those under operating lease agreements. The Company has experienced a substantial increase in its capital expenditures and operating lease arrangements since its inception, which is consistent with increased staffing, and anticipates that this will continue in the future. Additionally, the Company will continue to evaluate possible acquisitions of or investments in businesses, products, and technologies that are complementary to those of the Company, which may require the use of cash. Management believes existing cash and investments will not be sufficient to meet the Company's operating requirements for the next twelve months; however, the Company may sell additional equity or debt securities or obtain credit facilities to further enhance its liquidity position. The sale of additional securities could result in additional dilution to the Company's shareholders.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to various actions and proceedings incident to its normal business operations. The Company believes that the outcome of such litigation and proceedings, individually and in the aggregate, will not have a material adverse effect on the business or financial condition of the Company.


Item 2. Changes in Securities

During the three months ended March 31, 2000, the Company received the balance of two private offerings of common stock made in December. Net of offering costs, the Company received $5,197,147 for 2,237,912 shares of common stock.

As of December 31, 1999, the number of shares of common stock outstanding totaled 26,413,052. As of the March 31, 2000, common stock shares outstanding totaled 28,650,964.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders through a solicitation of proxies or otherwise during the three months ended March 31, 2000.


Item 5. Other Information

None

Item 6.

     (A) Exhibits

     27. Financial Data Schedule
     ---------------------------

     (B) During the three months ended March 31, 2000, two (2) Form 8-K reports were filed. The first, filed on February 14, 2000, announced the change of the name of the Company from STOCKUP.COM, INC. to Preference Technologies, Inc. It also announced a forward stock split of 2 for 1. A second Form 8-K was filed on March 14, 2000. It announced that on March 9, 2000, Mr. Kerry Nicponski tendered his resignation as Chief Operating Officer and Director.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      Signature                         Title                          Date
      ---------                         -----                          ----

/s/ Michael Calderone
________________________    Director                               May 12, 2000
Michael Calderone           Chief Executive Officer
                            (Principal Executive Officer)
/s/ Paul Yeager
________________________    Chief Financial Officer                May 12, 2000
Paul Yeager                 (Principal Accounting Officer)