Form 10-Q
period 2000-06-30
PREFERENCE TECHNOLOGIES INC
filed 2000-08-14
CIK 1083846

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q



     (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
     ____________



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

         At July 31, 2000, there were 28,712,974 shares of the Registrant's $.001 par value Common Stock outstanding.


                            Exhibit Index on page 16

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          Preference Technologies, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
Assets
                                                      June 30, 2000   December 31, 1999
                                                       (unaudited)         (audited)
Current assets
Cash and cash equivalents                             $      4,892    $     32,791
Accounts and notes receivable net of allowances              1,129            ----
   for doubtful accounts of $0 and $0
Notes receivable - employees, net of  allowances            13,484          14,700
   for doubtful accounts of $1,600 and nil
Prepaid expenses                                            72,417            ----
                                                       -----------      ----------
         Total current assets                               91,922          47,491

Furniture & equipment, net                                 859,701         637,276
Other assets                                                67,756          67,756
                                                       -----------      ----------
Total assets                                          $  1,019,379    $    752,523
                                                       ===========      ==========

Liabilities and Stockholders' Deficit

Accounts payable & accrued expenses                   $  1,186,967    $    770,912
Deferred revenue                                           409,352            ----
                                                       -----------      ----------
Total current liabilities                                1,596,319         770,912


Stockholders' deficit

Common Stock @ $.001 par value
Authorized  200,000,000 shares
Issued and outstanding
   28,712,974 and 26,413,052 shares, respectively           28,713          26,413
Additional paid-in capital                              14,422,463       8,315,941
Deficit accumulated during development stage           (15,028,116)     (8,360,743)
                                                       -----------      ----------
Total stockholders' deficit                               (576,940)        (18,389)
                                                       -----------      ----------
Total liabilities and stockholders' equity            $  1,019,379    $    752,523
                                                       ===========      ==========


   The accompanying notes are an integral part of these financial statements.


                          Preference Technologies, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                                                                                    February 3,         For the
                                                     For the Three Months               1999           Six months
                                            ------------------------------------
                                                    Ended             Ended        (Inception) to        Ended
                                                June 30, 1999    June 30, 2000     June 30, 1999     June 30, 2000
                                                -------------    -------------     -------------     -------------
                                                 (unaudited)      (unaudited)       (unaudited)       (unaudited)
Revenues                                                   $0            $5,098                $0            $5,098

Cost of sales                                               0                 0                 0                 0
                                            ------------------------------------------------------------------------

                                                                          5,098
Gross profit                                                0                                   0             5,098

Selling, general and admin. exp                     1,557,189         3,325,560         1,943,666         6,692,826

                                            ------------------------------------------------------------------------
Loss from operations                               (1,557,189)       (3,320,462)       (1,943,666)       (6,687,728)

Other income & expense

Misc. income                                                0                 0                 0               236
Interest income                                         9,265             7,595             9,265            20,120
                                                            0                              81,822
Forgiveness of debt                                         0                                   0
                                                            0                          (1,557,335)
Financing expense                                           0                                   0

                                            ------------------------------------------------------------------------
Total other income (expense)                            9,265             7,595        (1,466,248)           20,356

                                            ------------------------------------------------------------------------
Net loss                                          ($1,547,924)      ($3,312,867)      ($3,409,914)       (6,667,372)
                                            ========================================================================

Basic loss per share                                   ($0.06)           ($0.12)           ($0.14)           ($0.24)

Diluted loss per share                                 ($0.06)           ($0.12)           ($0.14)           ($0.24)

Weighted - average shares outstanding              25,118,670        28,681,974        25,118,670        27,925,667



   The accompanying notes are an integral part of these financial statements.

                                   Preference
                               Technologies, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                                          For the            For the Period from
                                                     Six months Ended   February 3, 1999 (Inception) to
                                                       June 30, 2000           June 30, 1999
                                                       -------------           -------------
                                                        (unaudited)             (unaudited)
Cash flows from operating activities:
Net loss                                               $(6,667,372)            $(3,409,914)

Adjustments to reconcile net loss to net cash
     used in operating activities:
Depreciation and amortization                              160,626                  67,420
Increase from common stock issued for services                ----                 100,000
Financing expense recognized from issuing
below market warrants                                         ----                 693,000
Compensation expense for issuing below
     market options                                        711,506                 343,448
Financing expense recognized for issuing below
     market stock options                                     ----                 864,335
Common stock issued for employee settlement                 69,219                    ----
(Increase) decrease in
     Accounts receivable                                    (1,129)
     Notes receivable - employee                             1,216                 (20,600)
     Prepaid expenses                                      (72,417)                 (8,564)
     Prepaid Services                                         --                   (56,922)
     Other assets                                             --                   (52,756)
Increase (decrease) in
     Accounts payable and accrued expenses                 416,055                  80,895
     Deferred revenue                                      409,352                    ----
                                                       -----------             -----------
Net cash used in operating activities                   (4,972,944)             (1,399,658)
                                                       -----------             -----------
Cash flows from investing activities:
    Purchase of furniture and equipment                   (383,051)               (227,923)
                                                       -----------             -----------
Net cash used in investing activities:                    (383,051)               (227,923)
                                                       -----------             -----------
Cash flows from financing activities:
    Proceeds from exercise of stock options                 68,000                 292,000
    Proceeds from private placement of
       common stock                                      6,060,643               3,200,000
    Offering costs                                        (800,547)               (300,000)
                                                       -----------             -----------
Net cash flows provided by financing activities          5,328,096               3,192,000
                                                       -----------             -----------
Net increase (decrease) in cash and cash equivalents       (27,899)              1,564,419
Cash and cash equivalents, beginning of period              32,791
                                                       -----------             -----------
Cash and cash equivalents, end of the period           $     4,892             $ 1,564,419
                                                       ===========             ===========

   The accompanying notes are an integral part of these financial statements.

                                                   PREFERENCE TECHNOLOGIES, INC.
                                                    (formerly STOCKUP.COM, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   June 30, 2000

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

                                                   PREFERENCE TECHNOLOGIES, INC.
                                                    (formerly STOCKUP.COM, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   June 30, 2000

--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------
     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles that contemplate continuation of the Company as a going concern. Negative cash flows used in operations during the six months ended June 30, 2000 and the period from February 3, 1999 (inception) to June 30, 1999 were $4,972,944 and $1,399,658 respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

     In addition to the capital raised as of June 30, 2000 through private equity offerings, the Company is currently negotiating with certain investors about raising additional capital through private placement offerings. Unless the Company raises additional funds, either by debt or equity issuances, management believes that its current cash on hand will be insufficient to cover its working capital needs until the Company's sales volume reaches a sufficient level to cover operating expenses.

     The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in Preferences Technologies, Inc.'s Form 10-K.

     Advertising
     -----------
     The Company expenses advertising costs as incurred. Advertising costs for the three months and six months ended June 30, 2000 were $55,635 and $437,910, respectively. For the three months ended June 30, 1999 and for the period from February 3, 1999 (inception) to June 30, 1999 advertising costs were $100,302 and $114,021, respectively.

     Net Loss per Share
     ------------------
     For the periods, the Company adopted SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding.

                                                   PREFERENCE TECHNOLOGIES, INC.
                                                    (formerly STOCKUP.COM, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   June 30, 2000

--------------------------------------------------------------------------------

     Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the periods from February 3, 1999 (inception) to June 30, 1999, six months ended June, 30, 2000 and the three months ended June 30, 2000, and 1999 the Company incurred a net loss. Basic and diluted loss per share is the same.

     Stock Split
     -----------
     On February 23, 2000, the Company effected a two-for-one stock split of its common stock. All share and per share data have been retroactively restated to reflect this stock split.

     Concentrations of Credit Risk
     -----------------------------
     The financial instrument which potentially subjects the Company to concentrations of credit risk is cash. The Company places its cash with high quality financial institutions, and at times it may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of June 30, 2000, there were no uninsured portions held at financial institutions.

     Revenue Recognition
     -------------------
     Revenue from the sale of CD's and setup fees are recognized as shipments occur. Revenues from advertising, internet service providers and "opt-ins" are recognized per the individual controlling contract, which stipulates the detail and frequency of the billing procedure. Licensing fees (under contract) are recognized per the contract, which generates periodic billing.

NOTE 4 - STOCKHOLDERS EQUITY
     In April 2000, an employee exercised 32,000 options into common stock at an exercise price of $2.125 for a total consideration of $68,000.

     In April 2000, the Company issued 9,000 shares of common stock as settlement of outstanding claims with three former employees. The Company recorded $69,219 as settlement expense.

     In June 2000, the Company issued 21,000 shares of common stock as an accommodation to the purchasers and under the same terms and conditions of the June 1999 Private Placement Memorandum at $3.00 per share for total consideration of $62,950. In connection with the issuance, the Company also issued 3,000 warrants to purchase common stock at an exercise price of $5.00.

     As of December 31, 1999, the number of shares of common stock outstanding totaled 26,413,052. As of June 30, 2000, common stock shares outstanding totaled 28,712,974.

NOTE 5 - UNFULFILLED ORDERS
     As of June 30, 2000, the company has sales contracts totaling $273,783 that have not yet been fulfilled. These contracts are for CD's $254,683, set up fees $4,100 and for ISP License fees $15,000.

NOTE 6 - SUBSEQUENT EVENTS
     The Company entered into a Credit Agreement to provide $1,000,000 for working capital in July 2000. The Company is in the process of finalizing the documents, and has received $450,000 to date. It is anticipated that the $1,000,000 will be repaid from the proceeds of a private placement of the Company's securities; however, there is no assurance that the Company will be able to complete a private placement. The Company's inability to obtain additional financing will severely impact the company.






Item  2.   MANAGEMENT'S   DISCUSSION   AND  ANALYSES  OF  FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS AND FUTURE PERFORMANCE OF THE COMPANY WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES" OR SIMILAR LANGUAGE. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS. THE CAUTIONARY STATEMENTS MADE IN THIS DOCUMENT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS DOCUMENT. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD LOOKING STATEMENTS. THE
COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE INFORMATION SET FORTH BELOW.


Overview


The Company was incorporated in Nevada in February 1999 and is developing second-generation Internet technology products. The Global Information Gateway
(GIG) is the Company's first product. The GIG aggregates news and other information customized to the users preference and delivered to the desktop in real time. The Corporation Information Gateway (CIG) is a branded version of the GIG. By deploying the CIG, companies create a two-way communication link and establish a permanent presence on the user's desktop. The CIG provides business to business (B2B) and business to consumer (B2C) marketing solutions.

From its inception to date, the Company has incurred costs associated with the development and launch of its products, probable markets, and business. The Company has established relationships with information providers that increase the quality and marketability of the Company's products. The Company's products commenced generating revenues during the second quarter of 2000.

The Company has historically financed its operations to date through the sale of its common stock. Since inception through June 30, 2000, the company issued 28,712,974 shares of its common stock. The Company raised $2.9 million, net of offering costs, from four accredited investors as follows: (i) February 1999 ("the February Offering") - issuance of 2,666,664 shares of common stock in exchange for $900,000; and (ii) issuance of options under Rule 506 of Regulation D, promulgated under Section 4(2) of the Securities Act of 1933 (the "Securities Act"), to acquire units comprised of 2,400,000 shares of common stock, and 1,200,000 warrants exercisable at $1.25 per share, and options to acquire 581,672 shares of common stock at an aggregate exercise price of $31,250 in exchange for $2.3 million cash. The February 1999 Offering was conducted under Rule 504 of the Securities Act. It provided the necessary seed capital to commence implementation of the Company's business plan. 2,400,000 of these shares issued in the February 1999 Offering are currently restricted and subject to a demand registration rights as of January 1, 2000. The 2,400,000 shares and the shares underlying the 1,200,000 warrants are subject to reasonable underwriter trading restrictions in the event of a public offering. The investors holding these securities are also entitled to anti-dilution rights in the event the Company issues stock at less than $1.25 per share.

In June 1999, the Company entered into a private placement agreement to offer up to $12,000,000 worth of shares of common stock (4,000,000 shares). The Company extended the minimum offering of $600,000 through October 31, 1999, for which the minimum was timely met. The Company also issued two warrants at an exercise price of $5 per share for every six shares of common stock to investors that provide a minimum of $18,000 with a two-year term. The shares underlying these warrants shall be subject to piggy-back registration rights. Institutional investors received the same type and number of warrants, except the exercise price shall be $5 per share. The Company was required to pay to each broker-dealer warrants to purchase shares equal to 10% of the Company's common stock sold by such broker-dealer with an exercise price of $7.50. The shares issued pursuant to the June 1999 private placement are not freely tradable until the registration of the private placement agreement. The warrants may be exercised, commencing upon the date the Company closes a public offering of its stock pursuant to a Registration Statement registering the shares underlying the warrants and terminating 180 days thereafter. The investment period expired on December 1, 1999.

At December 31, 1999, a total offering of $1,201,247, net of offering costs, was completed, pursuant to which 458,334 shares of common stock were issued. In connection with such offering, the Company granted 113,106 warrants to investors at December 31, 1999 at an exercise price of $5 per share. The Company further granted 45,832 warrants to broker-dealers at an exercise price of $7.50 per share.

On December 5, 1999, the Company entered into another private placement agreement to offer up to $4,000,000 worth of units to accredited investors with a minimum offering of $2,000,000. During the six months ended June 30, 2000, the Company received $2,910,978, net of offering costs, and issued 1,301,600 shares of common stock and 433,866 warrants. Each unit was comprised of six shares of the Company's common stock and two warrants at an exercise price of $5 per share. The warrants may be exercised, commencing upon the date the Company closes a public offering of its stock pursuant to a Registration Statement registering the shares underlying the warrants and terminating three years thereafter. Each warrant shall be callable upon providing the holder 20 days' written notice in the event the shares have been registered and the closing bid price of the shares is at a price of $10 per share during 10 consecutive trading days. The securities comprising the units shall not be detachable unless and until a Registration Statement is declared effective.

The December 5, 1999 offering also included distribution of warrants to broker-dealers in the amount of 20% of the aggregate proceeds raised by each broker, divided by 3.75 at an exercise price of $5 per share. At June 30, 2000, a total of 178,600 warrants had been issued to brokers. In the event the Company registers its securities, the Company shall register the shares and the shares underlying the warrants, subject to a trading lock-up, as follows: (i) upon the effective date of the Registration Statement ("the Effective Date"), 33.33% of such securities shall be free trading; (ii) 45 days after the Effective Date, 33.33% of such securities shall be free-trading, and (iii) 90 days after the Effective Date, 33.33% of such securities shall be free-trading. In the event the Company has not filed a Registration Statement registering the shares and the shares underlying the warrants prior to July 1, 2000, then a majority of the holders of the units issued shall have the right to demand that the Company immediately register all such securities. In the event of such a demand, then upon the first of each month after such demand during which the Registration Statement is not effective, commencing no earlier then October 1, 2000, the number of warrants issued hereunder shall be increased, on a pro-rata basis, to the holders of the units, by an amount equal to 2% of the warrants issued. As of August 11, 2000 no demand has been made.

On December 3, 1999, the Company entered into a subscription agreement to offer units at a price of $9 per unit. For investors investing at least $1,000,000, the price per unit was decreased to $7.50 per unit. Each unit was comprised of six shares of the Company's common stock and two warrants. There was no minimum or maximum total investment related to this agreement. The Company was required pay to each broker-dealer warrants to purchase shares equal to 10% of the Company's total units issued. All warrants shall have an exercise price of $5 per share. In the event the Company has not filed a Registration Statement on or prior to September 1, 2000, the investor shall have the right to demand registration of the shares and the warrant shares, and the number of warrants issued shall be increased by 5% of the original number of warrants issued, commencing September 1, 2000 and upon the first of each month thereafter, until the shares and warrants are registered. In the event the Company, during the six-month period of time following the date of the agreement, sells shares at less than $3 per share (or $2.50 per share in the event an investor is providing $1,000,000), then the Company is required to issue additional securities to the investor in an amount such that the investor would receive, in the aggregate, the same securities as if he had participated in the reduced price offering.

As of March 31, 2000, a total offering of $3,435,577, net of offering costs, was completed, and 1,436,314 shares of common stock were issued. In connection with the offering, a total of 47,878 and 478,780 warrants were issued to brokers and investors, respectively.

The Company has incurred significant net losses and negative cash flows from operations since our inception. At June 30, 2000, we had an accumulated deficit of $15,028,116. These losses have been funded primarily through the issuance of our equity securities. We intend to continue to invest heavily in marketing and brand development, content enhancements, and technology and infrastructure development. As a result, we believe that we will continue to incur net losses and negative cash flows from operations for the foreseeable future.

For the three months ended June 30, 2000 and for the six months period ended June 30, 2000, the Company's selling, general and administrative expenses were $3,325,560 and $6,692,826, respectively. For the three months ended June 30, 1999 and from February 3, 1999 (inception) to June 30, 1999, the Company's selling, general and administrative expenses were $1,557,189 and $1,943,666, respectively. The Company earned $7,595 in interest income for the three months ended June 30, 2000 and $20,120 for the six months ended June 30, 2000. For the comparable periods of 1999 the Company earned $9,265 and $9,265, respectively. The net loss for the three months and six months ended June 30, 2000 totaled $3,312,867 and $6,667,372, respectively. The net loss for the three months ended June 30, 1999 and for the period from February 3, 1999 (inception) to June 30, 1999 totaled $1,547,924 and $3,409,914, respectively.

We incurred cumulative deferred compensation, which represents the difference between the exercise price of stock options granted and the fair market value of the underlying common stock at the date of grant. The difference is recorded and amortized over the vesting period of the applicable options. Options granted through December 1999 typically vest over 15 months, although a portion of those options vested immediately. Options granted after December 1999 generally vest over 36 months. Of the total deferred compensation amount, approximately $209,664 and $343,448 was expensed during the three months ended June 30, 2000 and 1999. For the six months ended June 30, 2000 approximately $711,506 was expensed and $343,448, respectively for the period from (inception) February 3, 1999 to June 30, 1999.

As of June 30, 2000, the Company had current assets of $91,922, and $859,701 in furniture, equipment and other assets of $67,756, resulting in total assets of $1,019,379. The Company's current liabilities were $1,596,319.


Results of Operations

The Company is a development stage company and generated operating revenues totaling $5,098 for the three months ended June 30, 2000 and $0 for the period from February 3, 1999 (inception) to June 30, 1999. While the Company continues to focus its efforts on developing quality products, it is moving forward with its sales and marketing efforts to establish a large consumer base for these products. Revenues have initiated and are expected to grow. While there is no assurance, the Company anticipates that by continuing to develop quality products and establishing a consumer base, it will be in a position to generate greater revenues in the future.

On June 29, 2000, the Company entered into two licensing agreements for the use of its product for one year. The initiation date is July 1, 2000. The annual value is $400,000, which was received as of June 30, 2000 and is currently booked as deferred revenue. In addition, as of June 30, 2000, the Company, has sales contracts totaling $273,783 that have not been fulfilled.

Operating Expenses
------------------

Selling, General and Administrative Expenses
--------------------------------------------

For the three months ended June 30, 2000 and for the comparable period in 1999, the Company incurred $3,325,560 and $1,557,189, respectively, in operating expenses. For the six months ended June 30, 2000 and for the period from inception (February 3, 1999) through June 30, 1999, operating expenses were $6,692,826 and $1,943,666, respectively. These expenses were primarily for sales and marketing expenses, product development and general administrative costs. The increase is due to the increased activity in sales, continuing product development and increased general business activity. The Company expects its absolute dollar expenses to decline from current levels for the remainder of the year.

Other Income
------------

Miscellaneous Income and Interest Income totaled $20,356 and $7,595 for the three months and six months ended June 30, 2000, respectively. Investment income in future periods may fluctuate as a result of fluctuations in average cash balances maintained by the Company and changes in the market rates of its investments.

Financing Expense
-----------------

For the three months ended June 30, 2000 and June 30, 1999, there was no finance expense incurred. For the six months ended June 30, 2000 and for the period from February 3, 1999 (inception) to June 30, 1999, finance expense was $0 and $1,557,335, respectively. Financing expense consists primarily of cost associated with the issuance of below market options and warrants.

Depreciation and Amortization
-----------------------------

For the three months ended June 30, 2000 and for the comparable period in 1999, depreciation and amortization expenses were $94,532 and $40,682, respectively. For the six months ended June 30, 2000 and the period from February 3, 1999 (inception) to June 30, 1999, depreciation and amortization expenses were $160,626 and $67,420, respectively.

Stock-Based Compensation Expense
--------------------------------

For the three months ended June 30, 2000, $209,664 of compensation expense was recorded. For the six months ended June 30, 2000, $711,506 of compensation expense was recorded. The unamortized balance is being amortized over the vesting period for the individual options, which is typically 15 months for options issued earlier than December 1999 and 36 months for options issued since that date. For the three months and six months ended June 30, 1999 compensation expense of $343,448 and $343,448 were recorded, respectively.

Liquidity and Capital Resources
-------------------------------

The Company has generated revenues totaling $5,098 for the three months and six months ended June 30, 2000. The Company anticipates that it will continue to incur net losses and negative cash flows from operations for the foreseeable future. The rate at which these losses will be incurred are anticipated to decline from current levels. The Company's source of capital from February 3, 1999 (inception) to June 30, 2000 has been investment capital provided by third parties. Further, the Company anticipates it will require additional capital contributions to fund its operations during the year 2000. In December 1999, the Company commenced two private offerings of its securities.

During the three months ended June 30, 2000, the company received proceeds of $130,950 from the sales of 53,000 shares of capital stock through the exercise of employee stock options and as an accommodation to the purchasers and under the same terms and conditions of the June 1999 Private Placement Memorandum. For the six months ended June 30, 2000, total capital raised was $5,328,096 (net of offering costs) for the issuance of 2,299,912 shares.

Capital expenditures have generally been comprised of purchases of computer hardware and software as well as leasehold improvements related to leased facilities and are expected to remain constant in future periods.

The Company currently has commitments, including those under operating lease agreements. The Company has experienced a substantial increase in its capital expenditures and operating lease arrangements since its inception, which is consistent with increased staffing, and does not anticipate that this will continue to grow in the future. Additionally, the Company will continue to evaluate possible acquisitions of or investments in businesses, products, and technologies that are complementary to those of the Company, which may require the use of cash. Management believes existing cash and investments will not be sufficient to meet the Company's operating requirements for the next twelve months; however, the Company may sell additional equity or debt securities or obtain credit facilities to further enhance its liquidity position. The sale of additional securities could result in additional dilution to the Company's shareholders.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to various actions and proceedings incident to its normal business operations. The Company believes that the outcome of such litigation and proceedings, individually and in the aggregate, will not have a material adverse effect on the business or financial condition of the Company.


Item 2. Changes in Securities

During the three months ended June 30, 2000, the Company received funds ($130,950) for shares sold from our offering of June 30, 1999 (21,000 shares) and sold 32,000 shares from the exercise of employee stock options. The Company also issued 9,000 shares in a former employee settlement dispute. For the six months ended June 30, 2000, the Company received $5,328,096 (net of offering costs) for the issuance of 2,299,912 shares of common stock.

As of December 31, 1999, the number of shares of common stock outstanding totaled 26,413,052. As of the March 31, 2000, common stock shares outstanding totaled 28,650,964. As of June 30, 2000 the number of outstanding shares of common stock totaled 28,712,974.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

On June 21, 2000, the annual stockholders meeting was held. Two items were presented to the shareholders for consideration: (1) The election of a Board of Directors to serve until the annual stockholders meeting of 2001; and (2) The Ratification of the appointment of Singer, Lewak, Greenbaum & Goldstein LLP, the Independent Auditors, through 12/31/00.

The votes were as follows:

Director Candidate              For         Against        Abstain
------------------              ---         -------        -------
Robert Forbuss                549,419          0                0
William Louden                549,419          0                0
Frank Marino                  549,419          0                0
Leo Verheul                   549,419          0                0
Michael Calderone             549,019        400                0

Auditors                      528,215          0           21,204
--------

Item 5. Other Information

On July 17, 2000, Leo Verheul, Chief Information Officer and a Director of the Company passed away. On July 1, 2000, Paul Yeager, Chief Financial Officer, resigned to pursue other interests. The Company continues to diligently search for replacements for these two positions.

As of August 1, 2000, Mr. E. J. Conner, Jr. was named interim Chief Financial Officer. Mr. Conner brings over 20 years of financial experience to the Company. Mr. Conner has served as Vice-President Operations & Chief Financial Officer of Porta-Kamp Construction, Inc., Houston, TX and Vice President of L. C. M. Management Company, Barker, TX, a company specializing in financial consulting services. He has held numerous financial positions in the oil and gas industry and served on the Board of Directors of two manufacturing companies.

Item 6.

     (A) Exhibits

     27. Financial Data Schedule


     (B) During the three months ended June 30, 2000, no Form 8-K reports were filed.




                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    Signature                             Title                      Date
    ---------                             -----                      ----

/s/ Michael Calderone
________________________       Director                        August 14, 2000
Michael Calderone              Chief Executive Officer
                               (Principal Executive Officer)


/s/ E. J. Conner, Jr.
________________________       Chief Financial Officer         August 14, 2000
E. J. Conner, Jr.              (Principal Accounting/Financial
                               Officer)

                               INDEX TO EXHIBITS
--------------------------------------------------------------------------------
 Exhibit
   No.                           Description                            Page
   ---                           -----------                            ----

   27                Financial Data Schedule                             17