Form 10-Q/A
period 2000-06-30
PREFERENCE TECHNOLOGIES INC
filed 2000-08-30
CIK 1083846

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                    FORM 10-Q
                               (Amendment No. 1)


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

The votes were as follows:

Director Candidate              For         Against        Abstain
------------------              ---         -------        -------
Robert Forbuss              16,399,619         0                0
William Louden              16,399,619         0                0
Leo Verheul                 16,399,619         0                0
Michael Calderone           16,399,219       400                0

Auditors                    16,378,415         0           21,204
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


    Signature                             Title                      Date
    ---------                             -----                      ----

/s/ Michael Calderone
________________________       Director                        August 29, 2000
Michael Calderone              Chief Executive Officer
                               (Principal Executive Officer)


/s/ E. J. Conner, Jr.
________________________       Chief Financial Officer         August 29, 2000
E. J. Conner, Jr.              (Principal Accounting/Financial
                               Officer)

                               INDEX TO EXHIBITS
--------------------------------------------------------------------------------
 Exhibit
   No.                           Description                            Page
   ---                           -----------                            ----

   27                Financial Data Schedule                             17