Form 10-Q
period 2000-09-30
PREFERENCE TECHNOLOGIES INC
filed 2000-11-20
CIK 1083846

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

     (Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________

                        Commission file number:  0-26975
                          PREFERENCE TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

             NEVADA                                          88-0417949
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification No.)
333 NORTH RANCHO DRIVE, SUITE 810
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
Yes   X    No
     ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the numbers of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
At September 30, 2000, there were 28,812,308 shares of the Registrant's $.001 Par Value Common Stock outstanding.

                          PART I- FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                   PREFERENCE TECHNOLOGIES, INC.
                                           BALANCE SHEET


ASSETS
                                                                    SEPTEMBER 30,    DECEMBER  31,
                                                                        2000             1999
                                                                     (UNAUDITED)       (AUDITED)
                                                                   ---------------  ---------------
CURRENT ASSETS
Cash and cash equivalents                                          $        3,300   $       32,791
Accounts receivable, net of allowance
   for doubtful accounts of $1,200 and nil, respectively                   13,160            -----
Notes receivable - employees                                               16,439           14,700
Prepaid expenses                                                           52,667            -----
                                                                   ---------------  ---------------
  Total current assets                                                     85,566           47,491

Furniture & equipment, net                                                765,706          637,276
Other assets                                                               51,717           67,756
                                                                   ---------------  ---------------

TOTAL ASSETS                                                       $      902,989   $      752,523
                                                                   ===============  ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Book overdraft                                                     $      288,750   $            0
Accounts payable                                                        1,058,391          770,912
Accrued expenses                                                           33,600                0
Accrued interest                                                           29,357                0
Notes payable-MDC, related party                                           45,000                0
Notes payable-senior secured convertible promissory note1,000,000               0
Notes payable-employees                                                  200,0000
Notes payable-advance                                                     500,000                0
Customer deposits                                                          10,193                0
Deferred income                                                           662,917                0
                                                                   ---------------  ---------------

TOTAL CURRENT LIABILITIES                                               3,828,208          770,912

LONG TERM LIABILITIES
Accrued expenses                                                           33,758                0
                                                                   ---------------  ---------------

TOTAL LIABILITIES                                                       3,861,966          770,912

STOCKHOLDERS' DEFICIT
Common Stock @ $.001 par value
Authorized  200,000,000 shares
Issued and outstanding
   28,812,308 and 26,413,052 shares, respectively                          28,812           26,413
Additional paid-in capital                                             34,927,014        8,315,941
Accumulated deficit                                                   (37,914,803)      (8,360,743)
                                                                   ---------------  ---------------

Total stockholders' deficit                                            (2,958,977)         (18,389)
                                                                   ---------------  ---------------

Total liabilities and stockholders' deficit                        $      902,989   $      752,523
                                                                   ===============  ===============

   The accompanying notes are an integral part of these financial statements.

                                    PREFERENCE TECHNOLOGIES, INC.
                                       STATEMENT OF OPERATIONS


                                       For the Three Months Ended     February 3, 1999  Nine months
                                       ------------------------------  (Inception) to      Ended
                                        September 30    September 30    September 30    September 30
                                            1999            2000            1999            2000
                                       --------------  --------------  --------------  --------------
                                        (unaudited)      (unaudited)     (unaudited)     (unaudited)
Revenues                               $           0   $     216,390   $           0   $     221,488

Cost of Sales                                      0          28,669               0          28,669
                                       --------------  --------------  --------------  --------------

Gross Profit                                       0         187,721               0         192,819

Selling, General and Admin. Exp            2,552,652       2,577,878       4,496,318       9,270,705
                                       --------------  --------------  --------------  --------------

Loss from Operations                      (2,552,652)     (2,390,157)     (4,496,318)     (9,077,886)

Other Income & Expense

Misc. Income                                     660             203             660             440
Interest Income                                8,292             249          17,557          20,369
Forgiveness of Debt                                0               0          81,822               0
Interest Expense                                   0         (32,790)              0         (32,790)
Financing Expense                                  0     (20,464,193)     (1,557,335)    (20,464,193)
                                       --------------  --------------  --------------  --------------

Total Other Income                             8,952     (20,496,531)     (1,457,296)    (20,476,174)
                                       --------------  --------------  --------------  --------------

Net Loss                                 ($2,543,700)   ($22,886,688)    ($5,953,614)   ($29,554,060)
                                       ==============  ==============  ==============  ==============

Basic Loss per share                          ($0.10)         ($0.80)         ($0.24)         ($1.05)

Diluted Loss per share                        ($0.10)         ($0.80)         ($0.24)         ($1.05)

Weighted- Average Shares Outstanding      25,466,656      28,729,278      25,226,236      28,247,498

   The accompanying notes are an integral part of these financial statements.

                                  PREFERENCE TECHNOLOGIES, INC.
                                     STATEMENT OF CASH FLOWS


                                                                            FOR THE PERIOD FROM
                                                             FOR THE          FEBRUARY 3, 1999
                                                       NINE MONTHS ENDED       (INCEPTION) TO
                                                       SEPTEMBER 30, 2000    SEPTEMBER 30, 1999
                                                      --------------------  ---------------------
Cash flows from operating activities:                     (unaudited)            (unaudited)
Net loss                                              $       (29,554,060)  $         (5,953,614)

Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization                                     258,524                126,699
Common stock issued for services rendered                           6,000                100,000
Finance expense for penalty for non-
  registration of securities                                       45,000                      0
Financing expense from the issuance of
  600,000 warrants                                                450,000                      0
Financing expense resulting from conversion feature
  of employee loans                                             1,674,000                      0
Financing expense resulting from conversion feature
  of Senior secured promissory notes                           18,295,193                      0
Financing expense recognized from issuing
  below market warrants                                             -----                693,000
Compensation expense for issuing below
  market options                                                  745,963                455,115
Financing expense recognized for issuing below
  market stock options                                              -----                864,335
Common stock issued for employee settlement                        69,219                  -----
(Increase) decrease in
  Accounts receivable                                             (13,160)                 -----
  Notes receivable - employee                                      (1,739)               (32,800)
  Prepaid expenses                                                (52,667)               (28,564)
  Prepaid Services                                                  -----                (56,922)
  Other assets                                                     16,040                (67,756)
Increase (decrease) in
  Accounts payable                                                287,479                742,961
  Accrued interest                                                 29,357                      0
  Accrued expenses                                                 67,358                      0
  Customer Deposits                                                10,193                      0
  Deferred income                                                 662,917                      0

Net cash used in operating activities                          (7,004,383)            (3,157,546)
                                                      --------------------  ---------------------


Cash flows from investing activities:
  Purchase of furniture and equipment                            (386,954)              (359,407)
                                                      --------------------  ---------------------

Net cash used in investing activities:                           (386,954)              (359,407)
                                                      --------------------  ---------------------

Cash flows from financing activities:
  Bank overdraft                                                  288,750                      0
  Proceeds from issuance of common stock,
    net of offering costs                                          68,000              1,057,298
  Proceeds from private placement of
    common stock                                                6,060,643              3,200,000
  Offering costs                                                 (800,547)              (300,000)
                                                                            ---------------------
  Proceeds from notes payable
    MDC-related party                                              45,000                      0
    Senior secured promissory notes                             1,000,000                      0
    Employees                                                     200,000                      0
    Advances                                                      500,000                      0

Net cash flows provided by financing activities                 7,361,846              3,957,298
                                                      --------------------  ---------------------

Net increase (decrease) in cash and cash equivalents              (29,491)               440,345
Cash and cash equivalents, beginning of period                     32,791
                                                      --------------------  ---------------------

Cash and cash equivalents, end of the period          $             3,300   $            440,345
                                                      ====================  =====================

   The accompanying notes are an integral part of these financial statements.

                                                   PREFERENCE TECHNOLOGIES, INC.
                                                    (formerly STOCKUP.COM, INC.)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                  September 30, 2000 (unaudited)
================================================================================


NOTE  1-  GENERAL

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

                                                 PREFERENCE  TECHNOLOGIES,  INC.
                                                    (formerly STOCKUP.COM, INC.)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                  September 30, 2000 (unaudited)
================================================================================


NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Basis  of  Presentation
     -----------------------
     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles that contemplate continuation of the Company as a going concern. Negative cash flows from operations during the nine months ended September 30, 2000 and the period from February 3, 1999 (inception) to September 30, 1999 were $7,004,383 and $3,157,546 respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

     In addition to the capital raised as of September 30, 2000 through private equity offerings, the Company is currently negotiating with certain investors about raising additional capital through private placement offerings. Unless the Company raises the additional funds, either by debt or equity issuances, management believes that its current cash on hand will be insufficient to cover its working capital needs until the Company's sales volume reaches a sufficient level to cover operating expenses.

     The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in Preferences Technologies, Inc.'s Form 10-K.

     Related  Party  Transactions
     ----------------------------
     The July 14, 2000 loan for $45,000 was secured from MDC Company which is wholly owned by Michael Calderone, then CEO and Majority shareholder of Preference Technologies, Inc. See NOTE 11.

     The foregoing transaction was approved by the Company's Board of Directors and are no less favorable than could be obtained from un affiliated third parties.

                                                 PREFERENCE  TECHNOLOGIES,  INC.
                                                    (formerly STOCKUP.COM, INC.)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                  September 30, 2000 (unaudited)
================================================================================


     Advertising
     -----------
     The Company expenses advertising costs as incurred. Advertising costs for the three months and nine months ended September 30, 2000 were ($5,177) and $432,733 respectively. A credit was received during the third quarter of 2000. For the three months ended September 30, 1999 and for the period from February 3, 1999 (inception) to September 30, 1999 advertising costs were $824,750 and $938,771 respectively.

     Net  Loss  per  Share
     ---------------------
     For the periods, the Company adopted SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding.

     Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the periods from February 3, 1999 (inception) to September 30, 1999 and the nine months ended September 30, 2000, the Company incurred a net loss. Basic and diluted loss per share is the same.

     Stock  Split
     ------------
     On February 23, 2000, the Company effected a two-for-one stock split of its common stock. All share and per share data have been retroactively restated to reflect this stock split.

     Concentrations  of  Credit  Risk
     --------------------------------
     The financial instrument which potentially subjects the Company to concentrations of credit risk is cash. The Company places its cash with high quality financial institutions, and at times it may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of September 30, 2000, there were no uninsured portions held at the financial institutions.

     Revenue  Recognition
     --------------------
     Revenue from the sale of CD's and setup fees are recognized as shipments occur. Revenues from advertising, internet service providers and "opt-ins" are recognized per the individual controlling contract, which stipulates the detail and frequency of the billing procedure. Licensing fees (under contract) are recognized over the period of time covered by the contract.

NOTE  4  -  STOCKHOLDERS  EQUITY
     On July 10, 2000 one shareholder was issued 30,000 shares resulting from a penalty for non-registration of securities. No funds were involved with the issuance of these shares.

     During August, the Company issued share of 23,334 and 40,000 as a result of share price miscalculations of the initial shares distributed. No funds were involved with the issuance of these shares.

     As part of the contract with E. J. Conner, Jr., the interim CFO, he is to receive 3,000 shares per month during his service. During the period from July 1, 2000 to September 30, 2000, 6,000 shares were issued resulting from this contract. As of November 14, 2000, Mr. Conner has completed all the terms and conditions of his interim CFO agreement with Preference Technologies, Inc. The Company is continuing its search for a permanent CFO.

                                                 PREFERENCE  TECHNOLOGIES,  INC.
                                                    (formerly STOCKUP.COM, INC.)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                  September 30, 2000 (unaudited)
================================================================================


     As of December 31, 1999, the number of shares of common stock outstanding totaled 26,413,052. As of the September 30, 2000, common stock shares outstanding totaled 28,812,308.

NOTE  5  -  NOTES  PAYABLE-RELATED  PARTY
     On July 14, 2000 the Company secured a $45,000 loan from MDC for working capital purposes. This is a demand note and carries an interest rate of 8% per annum. There are no security or escrow agreements associated with the Note nor does the note include any agreements regarding common stock purchase, registration rights or UCC arrangements.

NOTE  6  -  NOTES  PAYABLE-SENIOR  CONVERTIBLE  SECURED  PROMISSORY  NOTES
     On August 1, 2000, the Company secured a Senior Secured Convertible Promissory Note for $500,000 from Wall & Broad Securities. This is part of a $3,500,000 Convertible Note currently being negotiated. It is anticipated that the Convertible Note will be rolled over into a potential permanent equity arrangement via a private placement offering. This Note bears an interest rate of 12% per annum, secured by the business and intellectual property of the Company (convertible into shares of the company equaling 25% of the fully diluted total shares of the company, upon default, at the Lenders option). The Notes matures on September 30, 2000. The Note also carries two 45 day extensions as is included within a Credit Agreement dated August 1, 2000. The Note is in default as conditions have not been met to secure the initial 45 day extension.

     On August 1, 2000, the Company secured a Senior Secured Convertible Promissory Note for $500,000 from Harglen Financial Limited. This is also part of the $3,500,000 Convertible Note currently being negotiated, noted in the preceding paragraph. It is anticipated that the Convertible Note will be rolled over into a potential permanent equity arrangement via a private placement offering. This Note bears an interest rate of 12% per annum, secured by the business and intellectual property of the Company (convertible into shares of the company equaling 25% of the fully diluted total shares of the company, upon default, at the Lenders option). The Notes matures on September 30, 2000. The Note also carries two 45 day extensions as is included within a Credit Agreement dated August 1, 2000. The Note is in default as conditions have not been met to secure the initial 45 day extension.

     On August 1, 2000, the Company entered into a CREDIT AGREEMENT under which two $500,00 Secured Promissory Notes were negotiated. Principal items within that CREDIT AGREEMENT are:

     Obligations  of  Michael  Calderone
     -----------------------------------
     This agreement calls for the delivery to the company of 6,000,000 shares of common stock owned by Michael Calderone, to be held in escrow. The shares are to be canceled and included as authorized but unissued upon the receipt of $7,500,000 of Equity Funds at a price of $1.00 per share of Series A Preferred Stock. This Preferred stock is convertible, one for one, into common stock on or before to December 31, 2000. If the $7,500,00 is not received then the shares will be returned to Michael Calderone. The voting rights of which are not removed from Michael Calderone while it is in escrow.

     The agreement also call for the delivery of 1,500,000 additional share of common stock owned by Michael Calderone. These shares are to held in escrow to be issued as needed to holders of warrants and other options to purchase or other purchasers of common stock of the company. If PREFERENCE TECHNOLOGIES, INC. (formerly STOCKUP.COM, INC.) NOTES TO FINANCIAL STATEMENTS September 30, 2000 (unaudited) any such shares are not issued by

                                                 PREFERENCE  TECHNOLOGIES,  INC.
                                                    (formerly STOCKUP.COM, INC.)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                  September 30, 2000 (unaudited)
================================================================================


     the company by December 31, 2002, then such shares shall be returned to Michael Calderone. Michael Calderone shall exercise the voting rights of such shares lesser of $1.50 per share for each share issued or the value of the closing bid price on the date of grant.

     Michael Calderone's options to buy stock has been reduced to the following:
     1) the right to purchase 500,000 currently at a price of $1.10 per share and 2) the right to purchase 1,100,000 additional options at $1.10 per share providing that the company meets or exceeds its pre-tax earnings projections. Should this not occur, then the number of options reduces to 1,000,000 and is further reduced by the ratio of actual earnings for the calendar period 2000-2002 to projections for that same period.

     Right  to  Purchase
     -------------------
     Any current lender or and other lender introduced by any current lender shall have the right to purchase up to $7,500,000 of Series A Preferred Stock or other preferred securities of the company at a price of $.40 per share and purchase Convertible Notes (convertible into common stock on a one to one basis) at a price $.40 per share. If the investor group does not sell a minimum of $3,500,000 of the Company's securities, the investor group shall have the right to exercise option at any time from January 1,2001 to January 30, 2001.

     Modification  of  Existing  Warrants  to  Investors
     ---------------------------------------------------
     The Company agreed to extend the first date on which such warrant or option may be exercised to no earlier than a date six months after the shares of common stock underlying such option or warrant become freely tradable without restriction under the securities Act of 1933 as amended.

     Lockup
     ------
     Michael Calderone agrees not to dispose or in any way encumber any of the shares beneficially held until August 1, 2002.

     Also  entered  into  on  August  1,  2000:

     WARRANT  AGREEMENT

     As part of the overall CREDIT AGREEMENT, the Company issued 500,000 Common Stock Purchase Warrants, at a purchase price of $1.10 per share. The Warrants expire on August 8, 2005. The number of warrants and the conversion price shall be adjusted to reflect the distribution of the Company's capital stock. Adjustments for number of warrants and price will also be made for the Company's stock affected by splits, reorganization and merger or any other adjustment in the number of Company shares. The adjustments for price and usage is made to keep the holders of the Warrants "whole". However, no such adjustment to price shall be made unless the impact is $.125 per share or more. The price adjustment is subject to the impact of an event affecting the price or volume of underlying shares of the Company.

     Purchase  Rights
     ----------------
     Should the Company sell any new security, then should the holders of the Warrants who own at least 25% of the Warrants acquired herein (as adjusted) may purchase shares of the new issue.

                                                 PREFERENCE  TECHNOLOGIES,  INC.
                                                    (formerly STOCKUP.COM, INC.)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                  September 30, 2000 (unaudited)
================================================================================


     FIRST  AMENDMENT  TO  OPTION  AGREEMENT  AND  CERTIFICATE

     Within this amendment, Michael Calderone agrees to reduce the number of options he owns from 2,395,000 as was within the Original Agreement, dated April 9, 2000 to 1,500,000 and to adjust the Exercise price from $2.13 per share to $1.10 per share. The repricing of the stock options changes these options into a variable plan. On the date of the repricing, August 1, 2000, the fair market value was $1.031.

NOTE  7  -  NOTES  PAYABLE-EMPLOYEES
     On September 1, 2000 the Company secured a $50,000 loan from William Louden, the President of Preference Technologies, Inc. for working capital purposes. The Note carries no security arrangements, escrow arrangements, registration rights nor UCC agreements. The loan is due on September 11, 2000 and has an interest rate of 12% per annum, 25,000 common stock warrants, with a strike price of $1.10 and a five year expiration on the due date. Should the Note not be paid promptly, the Note holders at their option can convert the payment to shares of common stock at a conversion price of $.10 per share. The Note was extended to October 11, 2000 and is not yet paid.

     On September 1, 2000 the Company secured a $150,000 loan from Jeffrey Jolcover, an employee of Preference Technologies, Inc. for working capital purposes. The Note carries no security arrangements, escrow arrangements, registration rights nor UCC agreements. The loan is due on September 11, 2000 and has an interest rate of 12% per annum, 75,000 common stock warrants, with a strike price of $1.10 and a five year expiration on the due date. Should the Note not be paid promptly, the Note holders at their option can convert the payment to shares of common stock at a conversion price of $.10 per share. The Note was extended to October 11, 2000 and is not yet paid.

NOTE  8  -  NOTES  PAYABLE-ADVANCES
     On September 11, 2000, the Company received $250,000 as an advance as part of a $3,500,000 Convertible Note currently being negotiated.

     On September 13, 2000, the Company received $250,000 as an advance as part of a $3,500,000 Convertible Note currently being negotiated.

NOTE  9  -  FINANCE  EXPENSE

     During  the  third  quarter of 2000, the company incurred financing expense totaling $20,464,193.
          Penalty  for non-registration of securities 30,000 shares at $1.50         $    45,000
          Warrants  associated  with  Credit  agreement,  500,000 @ $.75 per the
               Black  Scholes  model                                                     375,000
          Options  associates  with the Loans for $200,000, 100,000 common stock
               Warrants  @$.75                                                            75,000
          Beneficial  conversion  of  Promissory  Notes (for $50,000 & $150,000)
            in  default,  into  2,000,000  Common  stock shares at $0.10 per share,
            market  price  at default $0.937                                           1,674,000
          Beneficial conversion of Senior Secured Convertible Promissory Notes in  default,  into  15,436,154  shares at $0.065 per share, market
            price  at default  $1.25                                                  18,295,193

                                                 PREFERENCE  TECHNOLOGIES,  INC.
                                                    (formerly STOCKUP.COM, INC.)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                  September 30, 2000 (unaudited)
================================================================================


NOTE  10  -  UNFULFILLED  ORDERS
     As of September 30 2000, the company has sales contracts totaling $284,924 that have not yet been fulfilled. These contracts are for CD's $282,349 and set up fees $2,575.

NOTE  11  -  SUBSEQUENT  EVENTS
     It is anticipated that the $1,000,000 Bridge Loan and the $245,000 working capital loans will be repaid from the proceeds of a $3,500,000 convertible note being negotiated. This note is to be rolled over into a private placement of the company's securities; however, there is no assurance that the Company will be able to complete a Convertible Note or private placement. This Credit Agreement also called for the issuance of a warrant for 500,000 shares at a price per share of $1.10. The Company's inability to obtain additional financing will severely impact the company.

     Subsequent to September 30, 2000, the Company received $1,200,000 as advances as part of the $3,500,000 being negotiated.

     On October 23, 2000, the Company entered into an agreement with its Founder & CEO to resign his position as CEO. The agreement calls for a monthly fee for consulting services, in addition to his appointment as Vice-Chairman of the Board, a non-executive voting position. In addition, the Founder agreed to retire shares of stock such that he will have no more than 7,000,000 shares and to cancel his 2,400,000 options. The seven million (7,000,000) shares he will hold will have restrictive legends reflecting a twenty-four
     (24) months restriction upon them and will be restricted under rule 144. The founder also gave the Board of Directors the voting proxy for all his shares for a period of 24 months. The agreement is for a period of 18 months


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

The Company was incorporated in Nevada in February 1999 and has developed second-generation Internet technology products. The Global Information Gateway
(GIG) is the Company's first product. The GIG aggregates news and other information customized to the users preference and delivered to the desktop in real time. The Corporation Information Gateway (CIG) is a branded version of the Global Information Gateway. By deploying the CIG, companies create a two-way communication link and establish a permanent presence on the user's desktop. The CIG provides business to business (B2B) and business to consumer
(B2C)  marketing  solutions.

From its inception to date, the Company has incurred costs associated with the development and launch of its products, probable markets, and business. The Company has established relationships with information providers that increase the quality and marketability of the Company's products. The Company's products commenced generating revenues during the second quarter of 2000.

The Company has historically financed its operations to date through the sale of its common stock. Since inception through September 30, 2000, the company issued 28,812,308 shares of its common stock. The Company raised $2.9 million, net of offering costs, from four accredited investors as follows: (i) February 1999 ("the February Offering") - Issuance of 2,666,664 shares of common stock in exchange for $900,000; and (ii) Issuance of options under Rule 506 of Regulation D, promulgated under Section 4 (2) of the Securities Act of 1933, to acquire units comprised of 2,400,000 shares of common stock, and 1,200,000 warrants exercisable at $1.25 per share, and options to acquire 581,672 shares of common stock at an aggregate exercise price of $31,250 in exchange for $2.3 million cash. The February 1999 Offering was conducted under Rule 504. It provided the necessary seed capital to commence implementation of the Company's business plan. 2,400,000 of these shares are currently restricted and subject to a demand registration rights as of January 1, 2000. The 2,400,000 shares and the shares underlying the 1,200,000 warrants are subject to reasonable underwriter trading restrictions in the event of a public offering. The investors holding these securities are also entitled to anti-dilution rights in the event the Company issues stock at less than $1.25 per share.

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

On December 5, 1999, the Company entered into another private placement agreement to offer up to $4,000,000 worth of units to accredited investors with a minimum offering of $2,000,000. During the nine months ended September 30, 2000, the Company received $2,910,978 net of offering costs, and issued 1,301,600 shares of common stock and 433,866 warrants. Each unit was comprised of six shares of the Company's common stock and two warrants at an exercise price of $5 per share. The warrants may be exercised, commencing upon the date the Company closes a public offering of its stock pursuant to a Registration Statement registering the shares underlying the warrants and terminating three years thereafter. Each warrant shall be callable upon providing the holder 20 days' written notice in the event the shares have been registered and the closing bid price of the shares is at a price of $10 per share during 10 consecutive trading days. The securities comprising the units shall not be detachable unless and until a Registration Statement is declared effective.

The offering also included distribution of warrants to broker-dealers in the amount of 20% of the aggregate proceeds raised by a broker, divided by 3.75 at an exercise price of $5 per share. At September 30, 2000, a total of 178,600 warrants were issued to brokers. In the event the Company registers its securities, the Company shall register the shares and the shares underlying the warrants, subject to a trading lock-up, (i) upon the effective date of the Registration Statement ("the Effective Date"), 33.33% of such securities shall be free trading; (ii) 45 days after the Effective Date, 33.33% of such securities shall be free-trading, and (iii) 90 days after the Effective Date, 33.33% of such securities shall be free-trading. In the event the Company has not filed a Registration Statement registering the shares and the shares underlying the warrants prior to July 1, 2000, then a majority of the holders of the units issued shall have the right to demand that the Company immediately register all such securities. In the event of such a demand, then upon the first of each month after such demand during which the Registration Statement is not effective, commencing no earlier then October 1, 2000, the number of warrants issued hereunder shall be increased, on a pro-rata basis, to the holders of the units, by an amount equal to 2% of the warrants issued.

At December 31, 1999, a total offering of $1,201,247, net of offering costs, was completed, and 458,334 shares of common stock were issued. In connection with the offering, the Company granted 113,106 warrants to investors at December 31, 1999 at an exercise price of $5 per share. The Company granted 45,832 warrants to broker-dealers at an exercise price of $7.50 per share.

As of March 31, 2000, a total offering of $3,435,577, net of offering costs, was completed, and 1,436,314 shares of common stock were issued. In connection with the offering, a total of 47,878 and 478,780 warrants were issued to brokers and investors, respectively.

The Company has incurred significant net losses and negative cash flows from operations since our inception. At September 30, 2000, we had an accumulated deficit of $37,914,803. These losses have been funded primarily through the issuance of our equity securities and short-term debt. We intend to continue to invest heavily in marketing and brand development, content enhancements, and technology and infrastructure development. As a result, we believe that we will continue to incur net losses and negative cash flows from operations for the foreseeable future.

For the three months ended September 30, 2000 and for the Year-to-date period ended September 30, 2000, the Company's selling, general and administrative expenses were $2,577,878 and $9,270,705 respectively. For the three months ended September 30, 1999 and from February 3, 1999 (inception) to September 30, 1999, the Company's Selling, General and Administrative expenses were $2,552,652 and $4,496,318 respectively. The Company earned $452 in other income for the three months ended September 30, 2000 and $20,809 for the nine months ended September 30, 2000. For the comparable periods of 1999 the Company earned $8,952 and $18,217 respectively. The net loss for the three months and nine months  ended  September  30,  2000  totaled  $22,886,688  and  $29,554,060 respectively. The net loss for the three months ended September 30, 1999 and for the period from February 3, 1999 (inception) to September 30, 1999 totaled $2,543,700 and $5,953,614, respectively.

We incurred cumulative deferred compensation, which represents the difference between the exercise price of stock options granted, and the fair market value of the underlying common stock at the date of grant. The difference is recorded and amortized over the vesting period of the applicable options. Options granted through December 1999 typically vest over 15 months, although a portion of those options vested immediately. Options granted after December 1999 generally vest over 36 months. Of the total deferred compensation amount, approximately $34,457 and $142,349 was amortized during the three months ended September 30, 2000 and 1999. For the nine months ended September 30, 2000 approximately $745,963 was amortized and $455,115 for the period from (inception) February 3, 1999 to September 30, 1999.

As of September 30, 2000, the Company had current assets of $85,566, and $817,423 in furniture, equipment, and other assets, resulting in total assets of $902,989. The Company's total liabilities were $3,861,966.

RESULTS  OF  OPERATIONS

The Company has generated operating revenues totaling $216,390 and $221,488 for the three and nine months ended September 30, 2000, respectively and $0 for the period from February 3, 1999 (inception) to September 30, 1999. While the Company continues to focus its efforts on developing quality products, it is moving forward with its sales and marketing efforts to establish a large consumer base for these products. Revenues have initiated and are expected to grow. While there is no assurance, the Company anticipates that by continuing developing quality products and establishing a consumer base, it will be in a position to generate greater revenues in the future.

Sales
-----

During the period from July 1, 2000 to September 30, 2000, the Company had sales totaling $216,390: $182,083 from License sales, CD sales of $22,834, Advertising sales of $10,773 and $700 of Set Up Fees.

It should be noted that the Company sold Annual License Agreements totaling $845,000. $182,083 was "earned" in the 3rd Quarter of 2000 with the balance to be "earned" over the next nine months.

Operating  Expenses
-------------------

Selling,  General  and  Administrative  Expenses
------------------------------------------------

For the three months ended September 30, 2000 and for the comparable period in 1999, the Company incurred $2,577,878 and $2,552,652 respectively in operating expenses. For the nine months ended September 30, 2000 and for the period from inception (February 3, 1999) through September 30, 1999, operating expenses were $9,270,705 and $4,496,318 respectively. These expenses were primarily for sales and marketing expenses, product development and general administrative costs. The increase is due to the increased activity in sales, continuing product development and increased general business activity.

Other  Income
-------------

Miscellaneous Income and Interest Income totaled $452 and $20,809 for the three months and nine months ended September 30, 2000, respectively. Investment income in future periods may fluctuate as a result of fluctuations in average cash balances maintained by the Company and changes in the market rates of its investments.

Financing  Expense
------------------

For the three months ended September 30, 2000 and September 30, 1999, $20,464,193 and no finance expense incurred, respectively. For the nine months ended September 30, 2000 and for the period from February 3, 1999 (inception) to September 30, 1999, finance expense was $20,464,193 and $1,557,335, respectively. Financing expense consists primarily of cost associated with registration penalties, the issuance of warrants as part of the August 1, 2000 Credit Agreement, beneficial conversion value of Promissory Notes in default and the issuance of below market options and warrants. See NOTE 9, above.

Depreciation  and  Amortization
-------------------------------

For the three months ended September 30, 2000 and for the comparable period in 1999, depreciation and amortization expenses totaled $98,459 and $59,279 respectively. For the nine months ended September 30, 2000 and the period from February 3, 1999 (inception) to September 30, 1999, depreciation and amortization expenses were $258,524 and $126,699 respectively.

Stock-Based  Compensation  Expense
----------------------------------

For the three months ended September 30, 2000, $34,957 of compensation expense was recorded. For the nine months ended September 30, 2000, $746,463 of compensation expense was recorded. The unamortized balance is being amortized over the vesting period for the individual options, which is typically 15 months for options issued earlier than December 1999 and 36 months for options issued since that date.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company has generated revenues totaling $216,390 for the three months and $221,488 for the nine months ended September 30, 2000. However, the Company anticipates that it will continue to incur net losses and negative cash flows from operations for the foreseeable future. The rate at which these losses will be incurred is anticipated to remain at current levels and may deteriorate subject to the sales activity for the remainder of the year. The Company's source of capital from February 3, 1999 (inception) to September 30, 2000 has been, principally, investment capital and short-term loans, provided by third parties and collections from sales. Further, the Company anticipates it will require additional capital contributions to fund its operations during the year 2000. In December 1999, the Company commenced two private offerings of its securities. The Company is now seeking to raise additional funds via a private placement of its securities.

During the three months ended September 30, 2000, the company did not receive any funds from the sale of capital stock. For the nine months ended September
30, 2000, total capital raised was $5,328,096 (net of offering costs) for the issuance of 2,399,256 shares.

During the period from July 1, 2000 to September 30, 2000, the Company secured $1,745,000 in loans for working capital requirements. A $1,000,000 Note, dated August 1, 2000 bearing an interest rate of 12% per annum, secured by the business and intellectual property of the Company (convertible into shares of the company equaling 25% of the fully diluted total shares of the company, upon default, at the Lenders option). The Notes matures on September 30, 2000. The company also secured a $45,000 working capital loan on July 14, 2000. This Note is payable on demand and carries an interest rate of 8% per annum. On September 1, 2000, the Company secured an additional working capital loan for $200,000. The loan is due on September 11, 2000 and has an interest rate of 12% per annum, 100,000 common stock warrants, with a strike price of $1.10 and a five year expiration on the due date. Should the Note not be paid promptly, the Note holders at their option can convert the payment to shares of common stock at a conversion price of $.10 per share. The Company also received $1,700,000 in advances against the Private Placement offering. It is anticipated that all these Notes will be paid with fund secured with a future permanent financing. Capital expenditures totaled $3,903 for the period from July 1, 2000 to September 30, 2000. For the period from January 1, 2000 through September 30, 2000, capital expenditures totaled $386,954. For the three months from July 1, 1999 and for the period from inception (February 3, 1999) to September 30, 1999, capital expenditures were $129,484 and $359,407, respectively. In general, capital expenditures have been comprised of purchases of computer hardware and software as well as leasehold improvements related to leased facilities and are expected to remain constant in future periods.

The Company currently has commitments including those under operating lease agreements. The Company has experienced a substantial increase in its capital expenditures and operating lease arrangements since its inception, which is consistent with increased staffing, and does not anticipate that this will continue to grow in the future. It is estimated that the reduced expense levels for the period from July 1, 2000 to September 20, 2000 should continue.
However, normal business operations may require the incurrence of additional expenditures. Additionally, the Company will continue to evaluate possible acquisitions of or investments in businesses, products, and technologies that are complementary to those of the Company, which may require the use of cash. Management believes existing cash and investments will not be sufficient to meet the Company's operating requirements for the next twelve months; however, the Company may sell additional equity or debt securities or obtain credit facilities to further enhance its liquidity position. The sale of additional securities could result in additional dilution to the Company's shareholders.

                           PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings

The Company is a party to various actions and proceedings incident to its normal business operations. The Company believes that the outcome of such litigation and proceedings, individually and in the aggregate, will not have a material adverse effect on the business or financial condition of the Company.

Item  2.  Changes  in  Securities

During the three months ended September 30, 2000, the Company also issued 63,334 shares as a result of an incorrect price used in calculating the initial distribution of the December 9, 1999 issue; issued 30,000 shares as a penalty for non-registration of securities and issued 6,000 as part of the compensation agreement with the interim CFO. For the nine months September 30, 2000, the Company received $5,328,097 (net of offering costs) for 2,399,256 shares of common stock.

As of December 31, 1999, the number of shares of common stock outstanding totaled 26,413,052. As of the March 31, 2000, common stock shares outstanding totaled 28,650,964. As of June 30, 2000 the number of outstanding shares of common stock totaled 28, 712, 974. As of September 30, 2000 the number of outstanding shares of common stock totaled 28,812,308.

Item  3.  Defaults  Upon  Senior  Securities

The Company is currently in default for four debt obligations: $150,000 to Jeffrey Jolcover, due date September 11, 2000; $50,000 to William Louden, due date September 11, 2000; $500,000 to Harglen Financial Limited, due date September 30, 2000; $500,00 to Wall & Broad Equities Corp., due date September 30, 2000. Charges to the financial statements have been made accordingly.
Details  are  noted  in  NOTE  9.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

None

Item  5.  Other  Information

The Company's Chief Executive Officer, Michael Calderone, resigned October 23, 2000. The Chief Executive Officer position remains open. The Company's chief executive is its President and Chief Operating Officer, William Louden.

On November 9, 2000, the Company laid off 80 employees as part of a general restructuring of the Company.

Interim Chief Executive Officer, E.J. Conner, Jr., resigned November 14, 2000. Todd Rustman was appointed Treasurer of the Company on November 15 , 2000.


Item  6.

     (A)  Exhibits

     27.  Financial  Data  Schedule
     ------------------------------

     (B) During the three months ended September 30, 2000, no Form 8-K reports were filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          Signature                  Title                      Date
          ---------                  -----                      ----

/s/ William Louden
------------------------     President                      November  20,  2000
William Louden               Chief Operating Officer
                             (Principal Executive Officer)

/s/ Todd Rustman
------------------------     Treasurer                      November  20,  2000
Todd Rustman